Form 10-K405
period 2001-01-31
LOUDCLOUD INC
filed 2001-04-25
CIK 1100813

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2001

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from              to

                         Commission File No. 000-32377

                               ----------------

                                LOUDCLOUD, INC.
            (Exact name of Registrant as specified in its charter)

                   Delaware                                      94-3340178
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                  599 N. Mathilda Avenue, Sunnyvale, CA 94085
  (Address, including zip code, of Registrant's principal executive offices)

                                (408) 744-7300
              Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [_] NO [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on March 30, 2001, as reported by Nasdaq, was approximately $236,360,550.00. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 31, 2001, 76,888,329 shares of the registrant's Common Stock were outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from the definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders tentatively scheduled for June 26, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I..................................................................    1

    ITEM 1.  BUSINESS...................................................     1

    ITEM 2.  PROPERTIES.................................................     9

    ITEM 3.  LEGAL PROCEEDINGS..........................................     9

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     9

 PART II.................................................................   10

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS........................................    10

    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.......................    12

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    13

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK.......................................................    30

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    31

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    50

 PART III................................................................   51

    ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.........    51

    ITEM 11. EXECUTIVE COMPENSATION.....................................    54

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT PRINCIPAL STOCKHOLDERS..........................    54

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    54

 PART IV.................................................................   55

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K...................................................    55

                                    PART I

ITEM 1. BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

   This Annual Report on Form 10-K contains forward-looking statements. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. In some cases, you can identify forward-looking statements because they use terms such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of those terms or other comparable words. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under this heading and the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

  . the anticipated increases in our operating expenditures, including in research and development, sales and marketing and general and administrative expenses;

  .  the anticipated cost of our revenues;

  . the anticipated increase in our capital expenditures and lease commitments;

  .  the anticipated market trends and uncertainties;

  .  the anticipated amortization of deferred compensation;

  .  the adequacy of our capital resources to fund our operations;

  . the ability of our Opsware(TM) technology to increase the efficiency in which we deploy and manage our customers' Internet infrastructure; and

  . the ability of our Opsware 2i technology to deliver our Internet infrastructure services within a customer's data center and provide our customers with the benefits of automation technology while leveraging their investment in existing data center facilities.

   Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

Overview

   We offer businesses a new class of Internet infrastructure services using our Opsware technology, which automates formerly manual tasks, such as configuring and managing a customer's operations infrastructure, thereby reducing the amount of manual intervention required. These services, which we call Smart Cloud(TM) services, include those required to deploy, maintain and grow Internet operations. This fully outsourced solution enables our customers to increase or reduce their Internet operations capacity as business needs dictate. Our Smart Cloud services enable our customers to benefit from reliable, high-quality Internet operations, which can grow to accommodate increasing business needs, without undertaking the difficulty and expense associated with building the required expertise in-house.

   We provide our Smart Cloud services through the Loudcloud Infrastructure Network, which allows us to consistently deploy operations capacity for our customers across multiple locations and to maintain that infrastructure through a centralized network operations center. Central to the operation of our Loudcloud Infrastructure Network is our Opsware technology, which is located in a number of interconnected third-party data centers. Among other things, the Loudcloud Infrastructure Network enables our customers to: maintain a duplicate operations infrastructure in a separate location to protect against loss of service in the event of a localized disruption; provide geographically dispersed end users with enhanced site performance by maintaining customers' operations in areas close to their end users; quickly expand their Internet presence as business opportunities arise in new geographies; and efficiently incorporate new functionality or technologies into their existing Internet operations as Internet technologies evolve. We believe that our Opsware technology will enable us to deploy and service customers more quickly and efficiently and with a higher quality of service than customers could otherwise do themselves.

The Internet Industry

   The Internet is fundamentally changing the way businesses interact with their customers, partners and other businesses and has become an important medium for both commerce and communications. Improvements in the quality and reliability of global telecommunications networks and common Internet protocols permit large volumes of data to be delivered to end users over a variety of Internet-enabled devices. Businesses are now able to access and distribute a wide array of software services over the Internet, allowing them to, among other things, implement supply chain management solutions and migrate other operating functions on-line, market and sell products and services to customers and offer web-based customer self-service programs. As a result, businesses are substantially increasing their investments in Internet sites, services, software, network infrastructure, information technology personnel and hardware to leverage the reach and efficiency of the Internet.

   Even as companies have increased their investments in Internet infrastructure, the complexity of successfully deploying and maintaining Internet operations continues to increase. In particular, the software infrastructure required to deploy and maintain large-scale Internet operations has become increasingly complex. For example, businesses deploying large-scale Internet operations can choose from multiple software applications with varying levels of functionality, including transaction processing, personalization and enterprise systems integration. In addition, with increasing globalization, businesses often must maintain their operations in multiple locations and design their infrastructure to accommodate local standards, while remaining synchronous with operations in other geographies.

   The in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists, including network administrators, systems administrators, database administrators, security experts, monitoring and management experts, project managers, software operations specialists, troubleshooting specialists and performance engineers. It is often difficult, time consuming and costly to hire and retain these experts. Even if businesses can effectively hire and retain these experts, deploying this talent to maintain a business' Internet infrastructure is inefficient as it diverts these resources from enhancing a business' core competencies.

   To effectively manage the increasing complexity of Internet operations, we believe that companies require a new set of infrastructure services to run Internet operations on an automated and global basis. A reliable, secure, scalable and cost-effective software infrastructure network would permit businesses to focus on their core competencies and provide greater functionality and flexibility than they could otherwise attain on their own. Businesses could also access a global and robust technology infrastructure without incurring the time or financial costs associated with building out equivalent functionality on their own. In addition, businesses would be able to access the operations capacity they require to efficiently run their Internet-based software applications and to efficiently increase or reduce that capacity as business needs dictate. The solution would also consistently deploy and maintain businesses' Internet operations across multiple locations via centralized network operations centers.

The Loudcloud Solution


   We provide businesses Internet infrastructure services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. We offer our Smart Cloud services through the Loudcloud Infrastructure Network to furnish our customers with guaranteed levels of reliability and the ability to efficiently grow their Internet operations, helping them to reduce the time it takes to build or expand their Internet initiatives. The Loudcloud Infrastructure Network maintains a business' Internet operations across various levels of the Internet infrastructure, from the network layer to the application layer. The Loudcloud Infrastructure Network also allows us to centrally and consistently deploy and maintain our customers' Internet operations across multiple locations. A key element of the Loudcloud Infrastructure Network is our Opsware technology, which automates formerly manual tasks, thereby reducing the amount of manual intervention required and increasing the quality and reliability of our services.

Smart Cloud Service Offerings

   We provide our Smart Cloud services through the Loudcloud Infrastructure Network. Our services maintain a company's Internet business operations, from hardware and software provisioning to ongoing infrastructure monitoring and scaling. Our Smart Cloud services incorporate the hardware, software and networking infrastructure and the provisioning, maintenance and scaling expertise required to support a particular layer of a customer's Internet infrastructure. Our core services provide the functional components required to deploy, run and maintain a highly available Internet infrastructure. Our additional services provide functionality beyond the core configuration that customers may desire to enhance the features or performance of their operational environments. Each of our additional services can be purchased separately. We price our services using a pricing schedule that varies based upon the quantity and type of services a customer purchases and the capacity required of each service.

   We build out the core operational environment in which we support our customers in each of our third-party data center locations to include a robust networking core and storage area network. In addition, we build out individual customer compartments that include fully dedicated equipment required to support a particular customer's operational needs. The operational environment also includes the hardware and storage equipment required to extend the capabilities of our Opsware technology to the customers we support in a particular data center. We maintain a pool of servers in the operational environment that we utilize to provide additional capacity to customers. To utilize our Smart Cloud services, customers generally are not required to purchase any software, hardware or networking equipment for use in our operational environment. We currently support the Microsoft Windows NT, Microsoft Windows 2000, Redhat Linux and Solaris operating systems.

Core Services

   Web Cloud(TM) Service. Our Web Cloud service provides a dedicated, scalable, secure and fully redundant web server environment. The web server environment provides the functionality required to manage inbound and outbound requests from third parties seeking to access the content and services of the web site. We currently support the following web server software: Apache, Netscape Enterprise Server, Sun Microsystems' iPlanet Web Server, Microsoft Internet Information Server and Stronghold Apache.

   Application Server Cloud(TM) Service. Our Application Server Cloud service provides a scalable, full-featured management and deployment environment for application servers. The application server environment provides the functionality required to evaluate business rules and serve dynamic web content to the end user. Features of this service include load balancing, which is a means of balancing traffic and information processing requests across multiple hardware servers, and software code provisioning and version control, which are the processes by which customer software code is deployed on servers and, as new versions of their code are deployed, consistency is maintained among the multiple versions. We currently support the following application server software: Allaire Cold Fusion, ATG Dynamo Application Server, BEA Weblogic Server, IBM Websphere, Sun Microsystems' iPlanet Application Server, Microsoft ASPs and Vignette Story Server.

   Database Cloud(TM) Service. Our Database Cloud service provides businesses with a mission-critical, back-end system for the management and storage of data generated on the Internet. The database server environment provides the functionality required to process transactions requested by the end user, serve data stored in the database and store transaction history. In addition, the database environment includes a high availability storage environment designed to ensure that critical data generated by an Internet business is properly processed, stored and archived. We maintain, on behalf of our customers, five copies of every piece of data stored in the database and have developed three independent mechanisms by which we can recover customer data in the event of a failure. We currently support the following database software: Oracle and Microsoft SQL Server.

   Staging Cloud(TM) Service. Our Staging Cloud service provides a smaller scale replica of the customer's full production environment. This service allows customers to deploy modifications to the environment and test them prior to pushing the modifications into the production version of the web site. This service also enables customers to assess new content and application functionality so that they can detect and correct any performance problems prior to placing them into a full production environment. In addition, our Staging Cloud service allows a customer to revert to a previous version of its web site in the event of performance problems related to an application upgrade or new installation.

Additional Services

   Access Control Cloud(TM) Service. Our Access Control Cloud service enables customers to utilize data stored in our Directory Cloud service to implement authentication and authorization services for their web sites. Using this service, customers can securely manage access to their web site resources and allow their end users to have a single sign-on, while centralizing the administration of privileges. Our Access Control Cloud service uses Netegrity's SiteMinder product.

   Content Distribution Cloud(TM) Service. Our Content Distribution Cloud service allows customers to reduce the time required to download content from their web sites, thereby enhancing the end-user experience. Powered by Akamai's FreeFlow service, our Content Distribution Cloud service can increase the number and diversity of users supported by a particular web site by routing Internet users to the closest, most available server from which the desired content may be accessed.

   Directory Cloud(TM) Service. Our Directory Cloud service provides customers with the ability to centralize user and group information in a single directory store that can be rapidly accessed by applications deployed by customers. This service uses Sun Microsystems' iPlanet Directory Server software.

   File Transfer Cloud(TM) Service. Our File Transfer Cloud service enables customers to receive files via file transfer protocol and to store these files in a reliable, secure repository. Access is restricted to designated directories and files for specific customers, which enhances the security and integrity of sensitive data.

   Global Recovery Cloud(TM) Service. Through our Global Recovery Cloud service, we create a standby site architecture for our customers, which provides a geographically distinct, yet fully functional site in standby mode. Through our Opsware automation technology, we can rapidly transition to the standby site in the event of a natural disaster or data center failure.

   Global Response Cloud(TM) Service. Our Global Response Cloud service allows customers to monitor the amount of time it takes for their Internet pages to load. Customers can use these metrics to proactively change site design and content to improve performance, thereby helping to maintain a positive end-user experience. Customers can measure performance from various geographic locations, compare performance to competitors or to key indices and track performance across various networks. This service uses Keynote Systems software.

   Mail Cloud(TM) Service. Our Mail Cloud service provides a secure, outbound e-mail service that enables businesses to communicate effectively with their customers and partners. This service relieves customers from managing, securing and scaling complex Internet mail routing technology.

   Storage Cloud(TM) Service. Our Storage Cloud service enables customers to access multiple storage solutions for both content and database class solutions. This service offers customers two highly available storage architectures: network attached storage and storage area network solutions. This service uses high performance fibre channel architecture.

   Streaming Cloud(TM) Service. Our Streaming Cloud service enables customers to provide high quality broadcasting of video-on-demand content to their end users. Our Streaming Cloud service speeds the delivery of streaming content and optimizes the quality of the video to promote a high-quality end-user experience. This service uses Akamai's FreeFlow service.

   Stress Cloud(TM) Service. Our Stress Cloud service enables customers to determine and improve the reliability and scalability of their Internet architecture. This service simulates production-level traffic to customer sites for an analysis of capacity bottlenecks in the architecture both before and after deployment. Our Stress Cloud service uses Mercury Interactive's Loadrunner software.

   Transaction Response Cloud(TM) Service. Our Transaction Response Cloud service provides customers with the ability to monitor and measure their site's performance. Through online reports and alerts, customers can track the performance of their site in real time. This service uses Mercury
Interactive's Topaz software.

   General Support Services. We offer general support services for customers that want to use technology that we do not currently support. If a customer selects general support services, the customer is responsible for procuring and managing the necessary software above the operating system level while we physically maintain and monitor the server operating environment.

   In April 2001, we introduced our Opsware 2i technology and our Integration Cloud(TM) service. Currently in pilot stage, we believe our Opsware 2i technology will enable us to deliver our Internet infrastructure services within a customer's data center. In addition, we believe our Opsware 2i technology will provide our customers with the benefits of our automation technology while allowing them to leverage their investment in existing data center facilities. Our Integration Cloud service allows our customers to extend their mission-critical computing systems to the Internet. This service connects the Internet infrastructure we deploy, manage and scale with our customer's back-end platforms. In addition, our Integration Cloud service enables coordinated interaction across different architectures and provides our customers with platform level integration.

Technology and Infrastructure

   Central to the operation of our Loudcloud Infrastructure Network is our Opsware technology. This technology consists of software and systems that automate the many tasks required to maintain the Loudcloud Infrastructure Network. Our Opsware technology requires no modifications to existing customer code and provides the following functionality:

   Deployment. We designed our Opsware technology to automate the deployment and configuration of our customers' operational environments. For example, our Opsware technology can automatically and remotely configure servers as needed by a particular customer. Our Opsware technology also consistently configures the various components of the operational environment to ensure, for example, that a customer's networking devices are configured appropriately to interact with the hardware running in the environment. We believe that this functionality allows us to configure equipment in less time and with more consistent quality than if the process were done manually. In addition, our Opsware technology permits us to deliver our services in multiple locations, without having to maintain a full operations presence in each location.

   Scaling. Our Opsware technology maintains a central repository of data pertaining to the operations of our customer environments. Because our Opsware technology maintains this customer-specific data, whenever a customer requires additional capacity in the environment, our Opsware technology can automatically deploy new servers and configure them to the specifications of the customer's existing environment. This functionality, in conjunction with our procurement process and vendor relationships, enables us to offer our customers the ability to deploy the capacity that their environment requires and adjust capacity as their needs change. Further, our ability to re-create a customer's environment allows us to consistently manage a customer's multiple sites across a number of geographies and to extend the Loudcloud Infrastructure Network by rapidly cloning installations in new geographies.

   Advanced configuration management. We have built into our Opsware technology advanced configuration management functionality designed to enhance the consistency and reliability of our Smart Cloud services. For example, our Opsware technology maintains a repository of customer data and operations configurations, as well as their cross-system dependencies, to enable us to re-provision a customer in a new environment in the event of a failure in the customer's existing location. This same functionality also allows us to roll back a customer's operational environment to a previous version in the event that a change to the operational environment--for example, introducing a new version of application server software or updating new customer code-- adversely affects the performance of the environment.

   Ongoing monitoring and maintenance. Using our Opsware technology, we provide comprehensive monitoring and maintenance of our customers' environments, from the network layer through the application layer. The metrics that our Opsware technology monitors are designed to maintain and verify the integrity and quality of the infrastructure and customer data and to proactively detect performance problems. In addition, the technology assists us in preventing, detecting, responding to and auditing security breaches. We have designed our Opsware technology to extend the scope of monitoring capabilities beyond those generally provided by standard monitoring tools. We provide a comprehensive, uniform approach to monitoring across multiple levels of the Internet infrastructure to help identify performance bottlenecks and detect and diagnose failures. In addition, through the myLoudcloud portal, our customers can access a variety of reports and services which enables them to view information and monitor the performance of the infrastructure we provide them.

Operational Environment

   We provide our services to customers through third-party data centers located in the San Francisco Bay Area, the New York metropolitan area, Virginia and the United Kingdom. We provision bandwidth services directly through our third-party data center providers and through third-party bandwidth providers. We build out the core operational environment in each of our third-party data center locations to include a robust networking core-- which includes switches, routers, firewalls and load balancers--and a storage area network. In addition, we build out individual customer compartments that include fully dedicated equipment required to support a particular customer's operational needs. The operational environment also includes the hardware and storage equipment required to extend the capabilities of our Opsware technology to the customers we support in the particular third-party data center.

   All of our third-party data center locations are linked via private line circuits to enable us to provide data replication and back-up across facilities and to provide a single software infrastructure network through which we can remotely manage each of our facilities. Each of our third-party data center locations is continuously monitored from our global Network Operations Center, or NOC, which is located at our corporate headquarters in Sunnyvale, California. We maintain continuous, twenty-four hour staffing of our NOC with our professional support representatives who are trained in network diagnostics, server diagnostics and engineering. The NOC is designed to monitor and maintain the performance and security of our customers' operations environments. We may add NOCs in other geographic areas as needs require and for redundancy.

   We provide a comprehensive, multi-level security infrastructure to help our customers protect their sites against security breaches. Our multi-level approach to security avoids site dependencies on a single point of failure that, if breached, could leave the entire site vulnerable. Our approach provides additional levels of protection that an attacker must penetrate before inflicting significant damage to a customer's business. Our use of individual customer compartments further protects a customer from exposure to security breaches in another customer's compartment. In addition to various security prevention tactics, we also employ a number of detection, auditing and response and repair mechanisms designed to ensure that security problems are quickly detected and remedied.

Customers

   Our customers include established enterprises, application service providers and Internet-based businesses. Currently, our customers include BlackHog, Blockbuster, Brocade Communication Systems, Fannie Mae, Flywheel Communications, Ford Motor Company, Juniper Financial, The News Corporation Limited, The Post Office (U.K.), SkillsVillage.com, Univision Online and USA Today.

Industry Relationships

   We have developed a variety of relationships with a number of leading technology companies. Among others, we have established relationships with the following third parties:

   Enterprise Software and Hardware Vendors. We have entered into marketing or lead referral relationships with several enterprise software vendors, including Akamai, BEA, Microsoft, Oracle and Sun Microsystems. In addition, for the particular technology products that our research organization has certified are appropriate to deploy in our customer environments, we have incorporated into our service offerings products from the vendors mentioned above, as well as from Alteon WebSystems, Art Technology Group, Cacheflow, Cisco, Compaq, Counterpane Internet Security, EMC, Epicentric, Hewlett-Packard, Sun Microsystems' iPlanet, Keynote Systems, Micromuse, Netegrity, Network Appliance, Veritas and Vignette. We develop our Opsware technology to automatically provision, maintain and scale the technology we support.

   Data Center Providers. We have contractual arrangements with several data center providers, including AT&T, Equinix and Exodus Communications. We utilize the facilities of our data center providers to deploy our customers.

   Internet Systems Integrators. We have entered into joint marketing and lead referral relationships with a number of Internet systems integrators, including Accenture, AnswerThink, Cognizant Technology Solutions, Lante, Oracle Consulting, Organic, Proxicom, Razorfish and Zefer. Lead referral relationships are those relationships through which we compensate a third party for providing us a qualified sales lead. In addition, we have entered into an agreement with Viant through which we and Viant will offer integrated business management, application management and infrastructure services.

   In addition to the relationships listed above, we have entered into a joint marketing and licensing agreement with AOL to host, manage and maintain AOL's QuickCheckout wallet technology and future shopping technologies as part of the suite of services that AOL provides to its customers. Similarly, we have entered into an agreement with Jamcracker to jointly market and sell services.

   We have also entered into a preferred partnership with iFormation Group whereby our services will be made available to their newly created partner companies. Similarly, our customers will be able to access iFormation Group's business building capabilities.

   We intend to continue to augment our existing relationships and create new relationships that enable us to promote our brand, expand our customer base and enhance the delivery of our services.

Engineering and Research

   Our engineering organization designs and develops services that we offer to our customers and services that we use internally to streamline customer deployment and support. Our research organization investigates and tests products from multiple software and hardware vendors to determine whether they have the appropriate levels of scalability, reliability and security to be incorporated into our service offerings. Key to the engineering organization's development of a new service offering is its ability to implement the provisioning, configuration, monitoring and maintenance of the new service into our technology. Our engineering organization is also responsible for the continuous extension of our technology's capabilities.

Sales and Marketing

   We sell and market our services in the United States and Europe primarily through a direct sales force and indirectly through our sales and marketing channels. Our sales and marketing channels are comprised of those companies with whom we have developed sales referral programs, including Accenture, Akamai, AnswerThink, BEA, Cisco, Cognizant Technology Solutions, Compaq, Emerging.com, Lante, Oracle Consulting, Organic, Proxicom, Razorfish, Sun Microsystems, Viant and Zefer. We have a European sales office in the United Kingdom and sales representatives located in France and Germany.

   We focus our marketing efforts on increasing brand recognition, market awareness and lead generation. We will continue to invest in building our brand recognition in the United States and internationally through public relations programs, interactions with industry analysts, trade shows, and advertising.

Competition

   The market for Internet infrastructure services is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future. In addition to in-house solutions, our primary current and prospective competitors include: providers of co-location or web site hosting and related services; technology vendors that have recently announced their intentions to offer some of the services that we offer currently to a portion of our targeted customer base; and providers of Internet systems integration or professional services.

   Many of our competitors have longer operating histories, significantly greater financial, technical, and other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell additional services on terms favorable to us. Competitive pressures could cause us to lose market share or to reduce the price of our services, either of which could harm our business, financial condition and operating results.

   We believe that the principal competitive factors in our market include: quality and reliability of services offered; scope of supported applications and technology platforms; scalability of the operational environment supported; extent to which the services offered provide a complete solution to a potential customer's operations requirements; engineering and technical expertise and development of automation software; rapid deployment of services; quality of customer service and support; and price. Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property

   We rely on a combination of trademark, trade secret, copyright and other laws and contractual restrictions to protect the proprietary aspects of our services. These legal provisions afford only limited protection. We have no issued patents. It is difficult to monitor unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

   We routinely require our employees, customers and potential business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our services, technology or business plans to them. In addition, we require employees to agree to assign to us any proprietary information, inventions or other intellectual property they generate while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Employees

   As of March 31, 2001, we had 627 full-time employees. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition is intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

   We have established Loudcloud University to help ensure that all of our new employees are properly trained and integrated into our environment, and to provide continuing education to our existing employees. Loudcloud University is located at our headquarters in Sunnyvale and is operated by our internal human resources and training team. We believe that Loudcloud University will enhance our ability to attract and retain skilled employees.

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Sunnyvale, California, where we occupy approximately 195,000 square feet under leases expiring between 2002 and 2010. In addition, we have signed one lease for additional facilities consisting of approximately 30,000 square feet in Sunnyvale, which has not yet been occupied. This lease expires in 2005. We also lease a facility consisting of approximately 22,000 square feet in Virginia. This lease expires in 2005. We have numerous operating leases and licenses for third-party data center space and field sales offices. We believe that our facilities are adequate to meet current requirements and that additional space will be available as needed to accommodate any expansion of operations.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On November 13, 2000, the holders of a majority of our outstanding stock approved by written consent an amendment to our 1999 Stock Plan increasing the total number of shares reserved for issuance under the plan by 1,200,000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "LDCL" since our initial public offering on March 9, 2001, and has not yet been traded for a full quarterly period. Prior to this time there was no public market for our stock.

   We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 19, 2001, there were approximately 549 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

   During the fiscal year ended January 31, 2001, we issued and sold the following unregistered securities:

   On February 9, 2000, we issued 66,000 Units to Morgan Stanley & Co. Incorporated, each Unit consisting of a $1,000 principal amount at maturity 13% Senior Discount Note due 2005 and a warrant to purchase 17.697 shares of our common stock at a price of $0.02 per share, for an aggregate consideration of $45,136,740. Each warrant expires on February 9, 2010.

   From June 23, 2000 to June 26, 2000, we issued and sold 7,034,144 shares of Series C preferred stock to a total of 30 investors, which consisted of 12 venture capital investors, eight investors who are key employees or directors, or that are trusts affiliated with key employees or directors, and ten other individual investors, for an aggregate purchase price of $120,000,002.70. All shares of our Series C preferred stock converted into common stock upon the completion of our initial public offering.

   On August 7, 2000, we issued and sold 19,850 shares of common stock to three consultants who performed recruiting services for us for an aggregate purchase price of $71,460.00.

   Subsequent to January 31, 2001, we issued and sold the following unregistered securities:

   On February 28, 2001, we issued to Accenture a warrant to purchase up to 250,000 shares of our common stock at an exercise price equal to $6.00 per share. The warrant expires on February 28, 2004.

   On March 14, 2001, we sold 877,192 shares of common stock to CPQ Holdings, Inc., an affiliate of Compaq, for an aggregate purchase price of $4,999,994.40.

   The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Rule 506 under Regulation D promulgated thereunder, or
Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

   Our Registration Statement on Form S-1 (File No. 333-46606) related to our initial public offering was declared effective by the SEC on March 8, 2001. A total of 28,750,000 shares of our common stock was registered with the SEC with an aggregate registered offering price of $172,500,000, all of which shares were registered on our behalf. The public offering commenced on March 8, 2001 and all shares of common stock offered were sold for the aggregate registered offering price through a syndicate of underwriters managed by Goldman, Sachs & Co., Morgan Stanley Dean Witter, Thomas Weisel Partners LLC and Epoch Partners.

   We paid to the underwriters underwriting discounts and commissions totaling $12,075,000 in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $1,600,000 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $13,675,000. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $158,825,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

   We have used and intend to continue to use the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated or used by our operations, competitive and technological developments and the rate of growth, if any, of our business. We may also use a portion of the net proceeds to acquire additional businesses, services, products or technologies or invest in additional businesses that we believe will complement our current or future business. However, we have no specific plans, agreements or commitments to do so and are not currently engaged in any negotiations for any acquisition or investment. As a result, we will retain broad discretion in the allocation of the net proceeds of the public offering. Pending the uses described above, we will invest the net proceeds of the public offering in cash, cash-equivalents, money market funds or short-term interest-bearing, investment-grade securities to the extent consistent with applicable regulations. We cannot predict whether the proceeds will be invested to yield a favorable return.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended January 31, 2001, the period from inception (September 9, 1999) to January 31, 2000 and the selected balance sheet data as of January 31, 2001 and 2000 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods. Pro forma net loss per share applicable to common stockholders reflects the conversion of all outstanding preferred stock into common stock from the beginning of the period presented or at the date of original issuance, if later, even though the effect of the conversion is antidilutive.

                                                           Period from Inception
                                             Year Ended     (September 9, 1999)
                                          January 31, 2001  to January 31, 2000
                                          ---------------- ---------------------
                                             (in thousands, except per share
                                                         amounts)
Consolidated Statements of Operations
 Data:
Net revenue.............................     $  15,486          $      --
Costs and expenses:
  Cost of revenue*......................        58,083                 --
  Research and development*.............        17,867               1,453
  Sales and marketing*..................        20,561                 710
  General and administrative*...........        12,056                 760
  Amortization of deferred stock
   compensation.........................        71,725               2,208
                                             ---------          ----------
    Total costs and expenses............       180,292               5,131
                                             ---------          ----------
Loss from operations....................      (164,806)             (5,131)
Interest and other income...............         5,431                 150
Interest and other expense..............        (7,045)                --
                                             ---------          ----------
Net loss................................      (166,420)             (4,981)
Series C convertible preferred stock
 deemed non-cash dividend...............       (67,530)                --
                                             ---------          ----------
Net loss applicable to common
 stockholders...........................     $(233,950)         $   (4,981)
                                             =========          ==========
Basic and diluted net loss per share
 applicable to common stockholders......     $ (165.57)         $(1,815.23)
                                             =========          ==========
Shares used in computing basic and
 diluted net loss per share applicable
 to common stockholders.................         1,413                   3
                                             =========          ==========
Pro forma basic and diluted net loss per
 share applicable to common
 stockholders...........................     $   (9.34)         $    (0.54)
                                             =========          ==========
Shares used in computing pro forma basic
 and diluted net loss per share
 applicable to common stockholders......        25,045               9,258
                                             =========          ==========

--------
*  Excludes amortization of deferred stock compensation of the following:

  Cost of revenue.......................     $  20,062          $      --
  Research and development..............        12,746               1,224
  Sales and marketing...................        21,026                 361
  General and administrative............        17,891                 623
                                             ---------          ----------
    Total amortization of deferred stock
     compensation.......................     $  71,725          $    2,208
                                             =========          ==========
                                                    As of January 31,
                                          --------------------------------------
                                                2001               2000
                                          ---------------- ---------------------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term
 investments and restricted cash........     $  80,422          $   20,479
Working capital.........................        19,643              16,088
Total assets............................       148,212              25,763
Long-term obligations and senior
 discount notes, net of current
 portion................................        43,063                 --
Stockholders' equity....................        58,591              20,690

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors." See "Business--Cautionary Statements Regarding Forward-Looking Statements."

Overview

   We offer businesses a new class of Internet infrastructure services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. We offer our Smart Cloud services through the Loudcloud Infrastructure Network to provide businesses with guaranteed levels of reliability and the ability to quickly and efficiently grow their Internet operations, helping them to reduce the time it takes to build or expand their Internet operations.

   We were founded in September 1999. From inception through January 2000, we developed our initial service offerings, hired employees and began to market our services. We deployed our first customer in February 2000. Our customers purchase our services through customer service agreements, which generally have terms of one to three years. Our agreements are renewed automatically for periods ranging from three months to one year, unless terminated prior to the expiration of the initial term. We intend to recognize revenue related to these agreements ratably over the period the managed services are provided to the respective customers. The amount of revenue we realize under these agreements may ultimately be less than the minimum committed value of these agreements. For instance, revenue may not be recorded as a result of down-time or other credits as described below. Additionally these agreements are subject to our standard termination provisions, including breach or insolvency by either party to the agreement. Finally, customers' ability to pay these amounts could become limited in the future based on their operating results.

   We generate revenue from the sale of services. These services provide the infrastructure, including the technology, data center space and operations services required to maintain the complex Internet operations of our customers. We recognize revenue ratably over the managed services contract period or as services are fulfilled, provided that we have evidence of an agreement, the price of the services is fixed or determinable, all contracted services are being delivered and payment is reasonably assured. When obligations remain after services are delivered, revenue is recognized only after such obligations are fulfilled. Amounts billed and cash received in excess of revenue recognized are included as deferred revenue. We record bandwidth billings gross based on the indicators in Emerging Issue Task Force No. 99-19 "Recording Revenue Gross as a Principal versus Net as an Agent." We are the primary obligor as our customer service agreements identify us as the party responsible for the fulfillment of bandwidth services to our customers. We select the bandwidth providers from numerous potential suppliers. We have inventory risk for bandwidth capacity as we forecast then purchase total bandwidth capacity for a certain period of time, in order to secure bandwidth capacity, which may be in excess of total actual customer demand during that period of time. The fact that bandwidth capacity is not specifically designated to a particular customer does not mitigate the inventory risk, since we forecast and purchase total bandwidth capacity for a future period of time. We have credit risk as we are responsible for collecting the sales price from a customer, but we must pay the amount owed the bandwidth suppliers after the suppliers perform, regardless of whether the sales price is fully collected. Bandwidth revenue and bandwidth costs to third-party suppliers have been insignificant through January 31, 2001. In August 2000, we began placing a provision in our customer service agreements that obligates a customer to pay incremental fees once we have fulfilled our readiness obligations by preparing the Internet infrastructure if those customers are not ready to launch the site. The provision for incremental fees was added to allow us to start billing customers once we had met our obligations, since we incur costs related to preparing the Internet infrastructure and incur additional costs between the operational date and the launch date. The incremental fees begin a defined period of time after the operational date and end on the launch date. The managed service period begins on the launch of the site, and thus the fees charged during the managed service period are not affected by the length of time or fees charged between the operational date and launch date. We recognize revenue between the operational date and launch date, as it represents a separate and distinct earnings process, provided we have evidence of an agreement, the price is fixed or determinable, we have fulfilled our obligations and collectibility is reasonably assured.

   We generally guarantee 100% scheduled uptime to our customers on a monthly basis. We reduce revenue for estimated credits given for unscheduled downtime at the end of each month. We do not currently resell equipment or software to our customers. Furthermore, bandwidth billings to customers are included in net revenue and bandwidth costs to third-party suppliers are included in cost of revenue.

   Cost of revenue consists primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provide services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software.

   Research and development expenses consist primarily of salaries and related personnel expenses, consultant fees and prototype expenses related to the design and development of our technology. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and promotional expenses. General and administrative expenses consist primarily of salaries and benefits of our administrative personnel and fees for outside professional advisors. We intend to continue to invest in research and development and new technologies to develop new services and further advance our offerings.

   We believe our success requires expanding our customer base, achieving anticipated levels of utilization of our leased third-party data center space and technology infrastructure, providing a high level of customer service and being able to scale our capabilities through automation technology. We expect that our operating expenses will increase as a result of increased expenses associated with research and development, sales and marketing and general and administration costs. As a result of anticipated increases in our operating expenses, we expect to continue to incur net losses both on a quarterly and annual basis for the foreseeable future. Our operating expenses are based in part on our expectations of future revenue and the majority are relatively fixed in the short term. As such, a delay in the recognition of revenue from one or more contracts could cause variations in our operating results from period to period and could result in greater net losses in a given period than expected.

   We recorded employee deferred stock-based compensation of approximately $150.8 million during the year ended January 31, 2001 and $17.2 million during the period from inception to January 31, 2000 in connection with stock purchase rights and options granted, where the fair value of the underlying common stock was subsequently determined to be greater than the exercise price on the date of grant. We amortized employee and non-employee stock-based compensation expenses of approximately $74.2 million for the year ended January 31, 2001 and $2.2 million for the period from inception to January 31, 2000. Stock purchase rights and options granted are typically subject to a four-year vesting period. We are amortizing the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and options. As a result of the cumulative effect of stock-based compensation, we expect stock-based compensation expense, which is primarily attributable to amortization of deferred stock-based compensation charges, to impact our reported results through the year ended January 31, 2005. We expect the remaining stock-based compensation expense of $89.9 million to be approximately $52.9 million for the year ended January 31, 2002, $25.9 million for the year ended January 31, 2003, $10.1 million for the year ended January 31, 2004 and $1.0 million for the year ended January 31, 2005, assuming no significant turnover in personnel during these periods. Our policy is to use the graded vesting method for recognizing compensation costs for fixed awards with pro rata vesting. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straightline method.

   In February 2001, we entered into a marketing alliance agreement with Accenture. Accenture is entitled to receive marketing assistance fees and has been issued a warrant to purchase up to 250,000 shares of our common stock. Warrants issued to Accenture vest contingently. A specified number of warrants fully vest and become immediately exercisable and non-forfeitable upon the signing of a contract between us and a new customer referred to us by Accenture. The warrants can be earned through the termination of the agreement in February 2004, and vested warrants expire on February 28, 2006. We will record the fair value of each warrant as it vests using the Black-Scholes pricing model. A significant factor in the Black-Scholes pricing model will be the fair value of our stock when the warrants vest compared to the exercise price. The exercise price is $6.00. The fair value of the warrants that vest upon the signing of a customer's contract will be amortized into operating expenses (marketing expenses) over the life of the contract between us and the customer. In addition, upon the signing of a contract between us and a customer referred from Accenture, Accenture is entitled to receive marketing assistance fees, payable monthly, based on a percentage of amounts payable to us under the contract. The marketing assistance fees will be recognized monthly by us based on the fees due Accenture. We believe that the sales and marketing alliance agreement could result in significant stock-based compensation. Accenture stock-based and cash compensation will be disclosed on a separate line in operating expenses (marketing expenses).

Results of Operations

   The following table sets forth consolidated statements of operations data for the fiscal year ended January 31, 2001 and for the period from inception to January 31, 2000. This information has been derived from our audited consolidated financial statements that, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. This information should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any period are not necessarily indicative of the operating results for any future period.

                                                        Period from Inception
                                          Year Ended    (September 9, 1999) to
                                       January 31, 2001    January 31, 2000
                                       ---------------- ----------------------
                                                   (in thousands)
   Consolidated Statements of
    Operations Data:
   Net revenue........................    $  15,486            $   --
   Costs and expenses:
     Cost of revenue..................       58,083                --
     Research and development.........       17,867              1,453
     Sales and marketing..............       20,561                710
     General and administrative.......       12,056                760
     Amortization of deferred stock
      compensation....................       71,725              2,208
                                          ---------            -------
       Total costs and expenses.......      180,292              5,131
                                          ---------            -------
   Loss from operations...............     (164,806)            (5,131)
   Interest and other income
    (expense), net....................       (1,614)               150
                                          ---------            -------
   Net loss...........................     (166,420)            (4,981)
   Series C convertible preferred
    stock deemed non-cash dividend....      (67,530)               --
                                          ---------            -------
   Net loss applicable to common
    stockholders......................    $(233,950)           $(4,981)
                                          =========            =======

   Net revenue. Net revenue was $15.5 million during the year ended January 31, 2001. We did not generate any revenue during the period from inception to January 31, 2000. Net revenue increased as a result of the deployment of customers and an increased demand for our services due to the growth of our direct sales force.

   Cost of revenue. Cost of revenue was $58.1 million during the year ended January 31, 2001. We did not have cost of revenue during the period from inception to January 31, 2000, as we did not generate revenue during that period. Cost of revenue increased as a result of renting equipment and depreciating and amortizing purchased equipment and software to meet customer demand. In addition, cost of revenue increased due to an increase in the number of employees who provide services to our customers and our lease of additional third-party data center space. We expect that our cost of revenue will increase in the next fiscal year as we continue to deploy additional customers, and acquire the necessary equipment to support those customers.

   Research and development. Research and development expenses were $17.9 million during the year ended January 31, 2001 and $1.5 million during the period from inception to January 31, 2000. Research and development expenses increased primarily as a result of an increase in related employee headcount, the rental of equipment, the depreciation of purchased equipment used in the potential development of new service offerings and a $2.8 million non-cash stock compensation charge recognized during the year ended January 31, 2001 for options issued to a consultant. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, expect these expenses to increase in the next fiscal year.

   Sales and marketing. Sales and marketing expenses were $20.6 million during the year ended January 31, 2001 and $710,000 during the period from inception to January 31, 2000. Sales and marketing expenses increased primarily as a result of an increase in related employee headcount, commissions paid on sales to customers, the opening of additional field offices to support our direct sales force and promotional expenses. We believe that continued investment in sales and marketing is critical to obtaining additional revenue, and, as a result, expect these expenses to increase in the next fiscal year.

   General and administrative. General and administrative expenses were $12.1 million during the year ended January 31, 2001 and $760,000 during the period from inception to January 31, 2000. General and administrative expenses increased primarily as a result of increases in administrative and management personnel and expenses necessary to support and scale our operations. The general and administrative expenses also reflected increased recruiting costs and outside professional advisor costs. We expect our general and administrative expenses to increase in the next fiscal year as we continue to add infrastructure to support our anticipated business growth and as we become subject to the increased costs associated with being a public company.

   Stock-based compensation. Stock-based compensation expense was $71.7 million during the year ended January 31, 2001 and $2.2 million during the period from inception to January 31, 2000. The increase was due primarily to the amortization of expenses related to our grants of stock purchase rights and options with exercise prices below the deemed fair value of our common stock.

   Interest and other income (expense), net. Interest and other income (expense), net, decreased to an expense of ($1.6 million) during the year ended January 31, 2001 from an income of $150,000 during the period from inception to January 31, 2000. This decrease was due primarily to the accretion on senior discount notes partially offset by the investment interest income earned on proceeds from our Series C preferred stock issuance in June 2000.

   Provision for income taxes. We have incurred losses for both income tax and financial statement purposes for all periods presented. Accordingly, no provision for income taxes has been recorded. As of January 31, 2001, we had federal and state net operating loss carryforwards of $119.5 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2008 and 2020, respectively. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

   Deemed, non-cash dividend. We recorded a $67.5 million non-cash dividend in the year ended January 31, 2001 due to the beneficial conversion feature in the Series C convertible preferred stock because of the difference between the deemed fair value at the date of issuance and actual issuance price. In June 2000, we sold approximately 7.0 million shares of Series C preferred stock to new and existing investors for a total purchase price of $120.0 million in order to raise funds to meet our working capital and capital expenditure requirements.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the private placement of our preferred stock, sale of our senior discount notes, our initial public offering and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. As of January 31, 2001, we had $80.4 million in cash and cash equivalents, short-term investments and restricted cash. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

   Net cash used by operating activities was $46.3 million for the year ended January 31, 2001. Net cash provided by operating activities was $1.3 million for the period from inception to January 31, 2000. Net cash used in operating activities for the year ended January 31, 2001, was primarily the result of a net loss, offset by non-cash stock compensation expense and depreciation and amortization, an increase in accounts receivable and an increase in prepaids, other current accounts and other assets, partially offset by increases in accounts payable, deferred revenue, other accrued liabilities and accrued compensation. Net cash provided by operating activities for the period from inception to January 31, 2000, was primarily attributable to the increase in accounts payable, accrued liabilities and deferred revenue partially offset by the net loss for the period.

   Net cash used in investing activities was $93.5 million for the year ended January 31, 2001 and $4.3 million for the period from inception to January 31, 2000. Net cash used in investing activities consisted primarily of investments in capital equipment, the increase in restricted cash and purchase of short-term investments.

   Net cash provided by financing activities was $162.7 million for the year ended January 31, 2001 and $23.5 million for the period from inception to January 31, 2000. In both periods, cash received was primarily attributable to net proceeds from the issuance of preferred stock. In the year ended January 31, 2001, we also received net proceeds from the sale of senior discount notes.

   We have an aggregate of $29.0 million available under equipment lease credit facilities as of January 31, 2001. Under the equipment lease credit facilities, we are entitled to lease equipment with payment terms extending to 24 months. Amounts outstanding under these facilities bear effective rates of interest ranging from approximately 12% to 14% and are secured by the related leased assets.

   As of January 31, 2001, our principal commitments consisted of obligations outstanding under senior discount notes and operating and capital leases. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations and related infrastructure.

   We believe that the net proceeds from the sale of common stock in our initial public offering, together with our current cash balances, including cash, cash equivalents, short-term investments and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through private equity, equipment lease facilities or bank financing. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As we do not currently engage in derivative or hedging activities, we do not expect the adoption of this standard to have a significant impact on our financial statements.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on our financial position and results of operations.

   In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 and the adoption of FIN 44 on July 1, 2000 did not have a material effect on our financial position or results of operations.

   In March 2000, the Emerging Issues Task Force, or EITF, published its consensus on EITF No. 00-2, Accounting for Web Site Development Costs, which requires the following accounting for costs related to development of web sites:

  . Costs incurred in the planning stage, regardless of whether the planning activities relate to software, should be expensed as incurred;

  . Costs incurred during the development of web site applications and infrastructure involving, acquiring or developing hardware and software to operate the web site, including graphics that affect the look and feel of the web page, should be capitalized. All costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed;

  . Costs paid to web site hosting services generally should be expensed over the period of benefit; and

  . Costs incurred in operating the web site, including training, administration, maintenance, and other costs, should be expensed as incurred. However, costs incurred in the operation stage that involved providing additional functions or features to the web site should be accounted for as new software. Such costs should be capitalized or expensed based on the requirements of SOP 98-1, or SFAS No. 86, as applicable.

   Our policy for accounting for costs incurred to operate our hosted services was not impacted by adoption of this pronouncement during the fiscal year ended January 31, 2001.

   In March 2000, the EITF published its consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We have historically treated our hosted services as service arrangements, which is in accordance with the guidance contained in this pronouncement. Our hosting arrangements do not provide customers with the contractual right to take possession of the software.

Risk Factors

   Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We have a limited operating history, and our business model is new and unproven, which makes it difficult to evaluate our future prospects.

   We were incorporated in September 1999 and deployed our first customer in February 2000. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide Internet infrastructure services is new and unproven and is likely to continue to evolve. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

  . acquire and deploy a sufficient number of customers in light of current economic conditions;

  . retain our existing customers due to the increased risk that these customers encounter financial difficulty or restructure their business to decrease their expenditures in light of current economic conditions;

  . successfully provide high levels of service quality to our existing customers as we expand the scale of our business;

  .  develop new service offerings that complement our existing offerings;

  . extend our Opsware technology to further automate and reduce the costs of many of the processes required to deploy and support our customers;

  . extend our Opsware technology to support a wide range of hardware and software to meet the needs of a large range of customers;

  . forecast the amount of leased third-party data center space and infrastructure that we will require in order to accommodate customer growth;

  . acquire or license third-party technologies and services that we require to deliver our services; and

  .  increase our brand awareness.

   We may not successfully address these risks. If we do not successfully address these risks, we may not realize sufficient revenues or net income to reach or sustain profitability.

We have a history of losses and expect to continue to incur significant operating losses and negative cash flow, and we may never be profitable.

   We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of January 31, 2001, we had an accumulated deficit of $239.0 million, which includes approximately $144.0 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock.

   We expect to increase our operating expenses in the future. To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs per customer. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate, if we do not increase utilization of our leased third-party data center space and technology infrastructure or if our operating or capital expenses increase more than we expect, our operating results will suffer. Moreover, because we expect to continue to increase our investment in our business faster than we anticipate growth in our revenue, we will continue to incur significant operating losses and negative cash flow for the foreseeable future. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our financial results may fluctuate significantly, which could cause our stock price to decline.

   Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly results to fluctuate materially include:

  .  the timing of obtaining new customers;

  .  the timing of deploying services for new customers;

  .  the timing and magnitude of operating expenses and capital expenditures;

  . costs related to the various third-party technologies we incorporate into our services;

  . utilization of our leased third-party data center space and technology infrastructure;

  .  changes in our pricing policies or those of our competitors;

  . the amount of credits that we may be required to issue to our customers if we fail to deliver our services pursuant to our scheduled uptime and performance guarantees; and

  .  accounting charges relating to warrant grants to strategic partners.

   Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base increases or decreases rapidly or unpredictably, we may not be able to efficiently utilize our leased third-party data center space and infrastructure or we may not have sufficient capacity to satisfy a customer's requirements, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins are likely to be negative for the foreseeable future.

   Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

We have grown very rapidly, and our ability to achieve profitability will suffer if we fail to manage our growth.

   We have rapidly expanded our business since we were founded in September 1999. We have increased our number of employees from 71 as of January 31, 2000, to 586 as of January 31, 2001, and to 627 as of March 31, 2001. This growth has placed, and will continue to place, a significant strain on management systems and other resources. We expect our business to continue to grow in terms of number of customers and number of services we offer. There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

  . improve and add to our management, financial and information systems and controls and other elements of our business process infrastructure;

  .  maintain a high level of customer service and support; and

  .  retain, train, manage and integrate our employee base effectively.

   Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and consequently harm our business.

If we are unable to diversify our customer base, a significant portion of our net revenue will continue to be derived from Internet-based businesses, which could weaken our financial position.

   Our customers include established enterprises, application service providers and Internet-based businesses. During the fiscal year ended January 31, 2001, we derived approximately 22% of our net revenue from customers that are Internet-based businesses. No single Internet-based business accounted for more than 10% of our net revenue during that period. Although we are planning to diversify our customer base, we may not succeed. In our experience, certain of our Internet-based businesses have exhibited less financial stability and represent greater credit risks than established enterprises and application service providers. To the extent we continue to rely significantly on Internet-based customers, we will be subject to an increased risk that these customers encounter financial difficulties and fail to pay for our services or delay payment substantially, which would adversely affect our net revenue and other financial results.

The Internet infrastructure services market is new, and our business will suffer if the market does not develop as we expect.

   The Internet infrastructure services market is new and may not grow or be sustainable. Potential customers may choose not to purchase operations services from a third-party provider due to concerns about security, reliability, cost or system availability. It is possible that our services may never achieve market acceptance. We have a limited number of customers and have deployed our services a limited number of times. In addition, we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the Internet infrastructure services market. If this market does not develop, or develops more slowly that we expect, we may not achieve significant market acceptance for our services and the rate of our revenue growth may decline.

Sales efforts involving large enterprises and traditional businesses will lengthen our sales and deployment cycles, which may cause our financial results to suffer.

   Sales to large enterprises and traditional businesses generally have a longer sales cycle than sales to Internet-based businesses. As a result, as we continue to expend greater sales resources on these accounts, our average sales cycle will increase, which could make it more difficult for us to forecast revenue and plan expenditures. In addition, it may take longer to deploy our services with these accounts, which would delay our ability to recognize revenue from sales to these accounts. Any such delay could postpone our ability to become profitable.

If customers require that we customize our services beyond what we currently provide or that we perform systems integration work for them, our operating results will suffer.

   We generally do not customize the delivery of our services beyond the technology platforms that we currently support, and we do not provide general systems integration work for our customers. Some businesses may prefer more customized applications and services than our business model contemplates. If we do not offer the desired customization, there may be less demand for our services. Conversely, providing customization of our services would increase our costs and could reduce our flexibility to provide broad-based services to a wide range of customers. Accordingly, increased demand for customization of our services could reduce our revenue and increase our operating costs. If our customers require service for technology platforms other than those we currently support, we may not be able to provide service to those customers. If we do choose to support additional platforms, the added complexity of our systems may increase our costs, decrease the reliability of our services and limit our ability to scale. This may harm our ability to attract and retain customers. Among the significant platforms we do not currently support are the versions of the Unix operating systems offered by Hewlett-Packard and IBM.

We are highly dependent upon our Opsware automation technology, and any failure of this technology would harm our business.

   We are using and continuing to develop our Opsware technology to automate formerly manual tasks in the deployment and maintenance of our customers' Internet infrastructure. We rely on our Opsware technology to help ensure the quality and reliability of our services and to help increase the efficiency with which we deliver our services. Our business model assumes that our Opsware technology will continue to bring greater efficiencies to our operations. The deployment cycle for our services is complex, and we may not be able to successfully utilize our Opsware technology to streamline this process, which could increase our costs and harm our operating results. Moreover, if our Opsware technology fails to work properly or if we are unable to continue to expand the scope of its capabilities, the quality and reliability of our services may decline, and we may be unable to grow our revenue at the rate required to sustain our business. In addition, if we are unable to continue to increase the functionality of our Opsware technology, we would not achieve anticipated efficiencies and we would need to hire additional personnel to support our customers, which would cause our cost of revenue to increase and our margins to decline.

Our services depend upon the continued availability of leased data center space from third parties.

   We lease and intend to continue to lease data center space from third parties. If we are unable to acquire new or retain existing third-party data center space or if any of our third-party data center providers becomes insolvent or ceases operations, our growth could be slowed and our business could be harmed. In the event that we cannot obtain adequate data center space from third parties, we could also be required to build our own data center facilities, which would require significant capital expenditures, could delay the expansion of our operations and could change the nature of our business model. In addition, because we are required in most circumstances to enter into contracts for data center space in advance of customer commitments, if we are unable to grow our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer. Recently, some of our existing data center providers have begun marketing new services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, this may limit our ability to renew existing agreements and enter into new agreements for data center space with existing or new data center providers.

We operate in a new, highly competitive market, and our inability to compete successfully against new entrants and established companies would limit our ability to increase our market share and would harm our financial results.

   Our market is rapidly evolving and highly competitive. It will likely be characterized by an increasing number of market entrants, as there are few barriers to entry, and by industry consolidation.

   Our primary current and prospective competitors include:

  .  providers of co-location or web site hosting and related services;

  . technology vendors that have recently announced their intentions to offer some of the services that we offer currently to a portion of our targeted customer base; and

  .  providers of Internet systems integration or professional services.

   We expect that we will face competition from both existing competitors and new market entrants in the future. Because we offer businesses the ability to outsource their operations, we also compete against a company's internal operations department, which may prefer to manage their own operations. This may be particularly the case with larger enterprises, which represent one of our key target markets.

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and more established relationships in the industry than we have. As a result, many of our competitors may be able to develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. Because of these competitive factors and due to our comparatively small size and limited financial resources, we may be unable to compete successfully.

   Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors' ability to address customer needs with their product and service offerings. In addition, we believe that there will be continued consolidation within the markets in which we compete. Our competitors may consolidate with one another, or acquire other technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully and harm our business. Some of the data centers providers with whom we have relationships have begun marketing services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, some of these companies may be unwilling to provide services to us or to enter into relationships with us.

Poor performance in or disruptions of the services we deliver to our customers could harm our reputation, delay market acceptance of our services and subject us to liabilities.

   We provide our customers scheduled uptime and performance guarantees regarding the quality of our services. Our scheduled uptime guarantee assures each customer that, except during scheduled maintenance windows or during service outages or degradations caused by the customer, outages to its Internet operations will be repaired within specified time limits. Our performance guarantees assure our customers that if the responsiveness of a customer's Internet operations falls below mutually agreeable levels, we will restore the site to the appropriate levels within specified time limits. If we fail to meet these guarantees, we may be required to credit a percentage of the fees a customer has paid for our services, generally up to a maximum of 100% of all service fees accrued in the month of the outage. In addition, from time to time we issue discretionary credits to address service and performance issues, even though we have no contractual obligation to do so. These discretionary credits are issued prior to recognizing revenue for the related services.

Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we provide our services.

   Although our data center and network providers maintain back-up systems, a natural disaster, human error, physical or electronic security breaches, power loss, sabotage or similar disruption at any of their sites could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California near known earthquake fault zones. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state. Although we maintain a comprehensive disaster recovery plan, if the power outages increase in severity, they could disrupt our operations at our data center providers located in California and at our corporate headquarters. Our systems and the data centers we use are also vulnerable to damage from fire, flood, power loss, telecommunications failures and similar events.

   In addition, because many of our customers depend upon their Internet operations to help run their businesses, they could be seriously harmed if the services we provide to them work improperly or fail, even if only temporarily. Our inability to maintain the quality of our services at guaranteed levels could cause our reputation to suffer, hinder our ability to obtain and retain new customers, force us to divert research and development and management resources, cause a loss of revenue or subject us to liabilities, any one of which could adversely affect our results and harm our business.

Our business will suffer if we do not enhance or introduce new services and upgrades to meet changing customer requirements.

   The market for Internet infrastructure services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot assure you, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

   If we do not develop, license or acquire new services, or deliver enhancements to existing products on a timely and cost-effective basis, we may be unable to meet the growing demands of our existing and potential customers. In addition, as we introduce new services or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, delay in market acceptance of our services or customer claims against us, any of which could harm our business.

We rely on third-party hardware, software and networking products to deliver our services to our customers, and the loss of access to these products could harm our business.

   As part of our normal operations, we purchase, license or lease software, hardware and networking products from third party commercial vendors. We obtain most of our components from third parties on a purchase order basis. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our services until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenues. Some of the key components of our services are available only from sole or limited sources. For example, only hardware manufactured by Sun Microsystems is compatible with the Solaris operating system, which is a key component of our infrastructure. Further, to the extent that the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

Security risks and concerns may decrease the demand for our services, and security breaches may disrupt our services or make them inaccessible to our customers.

   Our services involve the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information, and we could be exposed to litigation and possible liability. Anyone who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer "hackers" could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

If we are unable to retain our executive officers and key personnel, we may not be able to successfully manage our business or achieve our objectives.

   Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, in particular, Marc Andreessen, our Chairman, Benjamin Horowitz, our President and Chief Executive Officer and Timothy Howes, our President of Product Operations and Chief Technical Officer, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our business will suffer if we are unable to hire, train and retain highly qualified employees.

   Our future success depends on our ability to identify, hire, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. As our customer base and revenue continue to grow, we will need to hire additional qualified personnel. In particular, we need to hire a sufficient number of technical operations personnel in order to deploy customers on a timely basis. Competition for qualified personnel is intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel in the future. As we grow, it will become more difficult to identify qualified personnel to fill technical positions, which will cause us to rely increasingly on our internal training programs. Accordingly, we expect to invest in our training infrastructure, and any failure to successfully expand our training infrastructure could harm our ability to compete. Our failure to attract, train, integrate and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and reduce the rate at which we can increase revenue.

   Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We face a significant challenge in retaining our employees if the value of these stock options and restricted stock is either not substantial enough or so substantial that the employees leave after their stock options or restricted stock have vested. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which could be dilutive to our stockholders. If our stock price does not increase significantly above the prices of our options, we may also need to issue new options or grant additional shares of stock in the future to motivate and retain our employees.

We may not be able to obtain the additional financing necessary to grow our business.

   In order to grow our business and expand our geographic scope, we may require additional financing. We plan to finance this growth primarily with the proceeds of our initial public offering, current and future vendor financing, equipment lease lines and bank lines of credit, as well as other debt or equity financings. We cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders' equity interests. If we are unable to obtain additional financing on acceptable terms or at all, our revenue growth may be adversely affected.

If we do not continue to expand our direct and indirect sales organizations, we will have difficulty acquiring and retaining customers.

   Our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers' organizations. Because the market for our services is new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. We need to continue to expand our sales organization in order to increase market awareness of our services to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our services. In addition, we must continue to develop our indirect sales and marketing channels. If we are unable to continue to expand our direct and indirect sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from growing our revenue and achieving and maintaining profitability.

The rates we charge for our services may decline over time, which would reduce our revenue and adversely affect our profitability.

   As our business model gains acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees for our services, which could adversely affect our revenue and our gross margin. This pricing pressure may be exacerbated by decreases in the cost of the third-party hardware underlying our services, which may also make it more attractive for potential customers to deploy an in-house solution. If we are unable to sell our services at acceptable prices, or if we fail to offer additional services with sufficient profit margins, our revenue growth will slow, our margins may not improve and our business and financial results will suffer.

Due to our limited operating history, we have no ability to predict whether our customers will renew our services.

   We provide our services through customer service agreements with our customers. Many of our initial customer service agreements had one-year terms. Since we have only recently begun to provide these services, only a small number of our customer service agreements have expired. Therefore, we have limited historical information with which to forecast future demand for our services from our existing customer base after existing contracts expire. Whether or not customers renew our services will depend, in large part, on their level of customer satisfaction. Accordingly, we must invest sufficient resources in our customer satisfaction programs and instill a high level of customer service in all of our employees. If our customers elect not to renew our services or to renew our services at a reduced level, our business and financial results may suffer.

Because our success depends on our proprietary technology, if third parties infringe our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

   Our success depends in large part on our intellectual property, including our proprietary technology. We currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

   Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property, our competitive position may suffer.

   We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to ascertain any such infringement. In addition, competitors may design around our proprietary technology or develop competing technologies. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources, including the attention of senior management.

Defending against intellectual property infringement and other claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business.

   Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the disputed technology, our business and operating results would be significantly harmed. Intellectual property litigation has become prevalent in the Internet and software fields. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

  .  pay costly damages;

  . stop selling services that incorporate the challenged intellectual property;

  . obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

  .  redesign our services or our network, if feasible.

   If we are forced to take any of the foregoing actions, our business may be seriously harmed. In addition, any of these could have the effect of increasing our costs and reducing our revenue. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We face risks associated with international operations that could harm our business.

   We are committing significant resources to our international operations and sales and marketing activities. For example, we have just recently commenced operations in the United Kingdom. We have limited experience conducting business outside of the United States, and we may not be aware of all the factors that may affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

  . increased costs and expenses related to the leasing of foreign, third-party data center space;

  .  difficulty in staffing and managing foreign operations;

  . the added complexity and expense of adapting our Opsware technology to systems and equipment designed to operate outside the United States;

  .  protectionist laws and business practices that favor local competition;

  .  general economic and political conditions in international markets;

  . potentially adverse tax consequences, including complications and restrictions on the repatriation of earnings;

  . longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  .  currency exchange rate fluctuations; and

  . unusual or burdensome regulatory requirements or unexpected changes to those requirements.

   If one or more of these risks were to materialize, our financial results could suffer.

We expect to engage in future acquisitions or investments, which may harm our operating results.

   Although we have no current agreements relating to acquisitions or investments in other companies, we expect in the future to make acquisitions or investments designed to increase our customer base, broaden our offerings and expand our technology platform. We have not made acquisitions or investments in the past, and therefore our ability to conduct acquisitions and investments is unproven. If we fail to evaluate and to execute acquisitions or investments successfully, they may seriously harm our business. To complete an acquisition successfully, we must:

  .  properly evaluate the technology;

  . accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

  .  integrate and retain personnel;

  .  combine potentially different corporate cultures; and

  . effectively integrate services and products as well as technology, sales, marketing and support operations.

   If we fail to do any of these, we may suffer losses, or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using convertible debt or equity securities, existing stockholders may be diluted.

Our success depends on the continued growth in the usage of the Internet.

   Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers and businesses may not adopt or continue to use the Internet and other online services as a medium of commerce. Factors that may affect Internet usage include:

  .  actual or perceived lack of security of information;

  .  congestion of Internet traffic or other usage delays; and

  .  reluctance to adopt new business methods.

   If Internet usage does not continue to increase, demand for our services may be limited and our business and results of operations could be harmed.

Governmental regulation and the application of existing laws to the Internet may slow the Internet's growth, increase our costs of doing business and create potential liability for the dissemination of information over the Internet.

   Laws and regulations governing Internet services, related communications services and information technologies and electronic commerce are beginning to emerge but remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications, and taxation, apply to the Internet and to related services such as ours. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, in our markets could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation. The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the laws and regulations relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled.

Underdeveloped telecommunications and Internet infrastructure may limit the growth of the Internet overseas and the growth of our business.

   Access to the Internet requires advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of Europe, the Asia-Pacific region and Latin America is not as well developed as in the United States and is partly owned and operated by current or former national monopoly telecommunications carriers or may be subject to a restrictive regulatory environment. The quality and continued development of telecommunications infrastructure in Europe, the Asia-Pacific region and Latin America will have a significant impact on our ability to deliver our services and on the market use and acceptance of the Internet in general.

   In addition, the recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. The quality of our services is ultimately limited by and reliant upon the speed and reliability of Internet-related networks operated by third parties. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure in Europe, the Asia-Pacific region and Latin America.

Our stock price may be particularly volatile and could decline substantially.

   The market price of our common stock could be subject to significant fluctuations and may decline. The market for technology stocks, particularly following an initial public offering, has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. In addition, as an early stage company, small delays in customer bookings, installations or revenue could result in material variations in our quarterly results and quarter-to-quarter growth in the foreseeable future. This could result in greater volatility in our stock price. These fluctuations could also lead to costly class action litigation that could significantly harm our business and operating results.

   Among the factors that could affect our stock price are:

  .  variations in our quarter-to-quarter operating results;

  . announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

  . changes in financial estimates or investment recommendations by securities analysts following our business;

  .  our sale of common stock or other securities in the future;

  . changes in economic and capital market conditions for companies in our sector;

  .  changes in market valuations or earnings of our competitors;

  .  changes in business or regulatory conditions; and

  .  the trading volume of our common stock.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

   As of March 31, 2001, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 46.2% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

   Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. For example, a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors. These provisions include:

  . classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors;

  . authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

  .  prohibiting stockholder action by written consent; and

  . limitations on stockholders' ability to call special stockholder meetings.

Substantial sales of our common stock could depress our stock price.

   If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of March 31, 2001, we have 76,888,329 shares of common stock outstanding. Our officers and directors and most non-employee stockholders are subject to agreements with the underwriters of our initial public offering or us that restrict their ability to transfer their stock until September 5, 2001, 180 days from the effective date of our initial public offering of common stock, or earlier at Goldman, Sachs & Co.'s and Morgan Stanley & Co. Incorporated's discretion. Employees, consultants and a limited number of non-employee stockholders are subject to a staged lock-up based upon the general 180 day restriction, but subject to release provisions after 90 days (June 6, 2001) and 120 days (July 6, 2001) depending on the market price of our common stock, or earlier at Goldman, Sachs & Co.'s and Morgan Stanley & Co. Incorporated's discretion. If the early release thresholds are triggered, and assuming no discretionary releases by Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated, 15% of the locked-up shares will be released on June 6, 2001 and an additional 20% of the locked-up shares will be released on July 6, 2001. In such event, 766,211 shares will be released on June 6, 2001, 1,045,217 shares will be released on July 6, 2001 and 35,142,882 shares will be released on September 5, 2001. Additionally, 12,675,478 shares will be eligible for sale by such stockholders from time to time after September 5, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure.

   As we expand into foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets we plan to target. All of our sales are currently made in U.S. dollars, and a strengthening of the dollar could make our services less competitive in the foreign markets we may target in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.......................... 32

Consolidated Balance Sheets................................................ 33

Consolidated Statements of Operations...................................... 34

Consolidated Statements of Stockholders' Equity............................ 35

Consolidated Statements of Cash Flows...................................... 36

Notes to Consolidated Financial Statements................................. 37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Loudcloud, Inc.

   We have audited the accompanying consolidated balance sheets of Loudcloud, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from September 9, 1999 (inception) through January 31, 2000 and the year ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loudcloud, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for the period from September 9, 1999 (inception) through January 31, 2000 and the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
April 5, 2001

                                LOUDCLOUD, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              January 31,
                                                           -------------------
                                                             2001       2000
                                                           ---------  --------
                          ASSETS

Current assets:
  Cash and cash equivalents............................... $  43,438  $ 20,479
  Short term investments..................................    10,244       --
  Accounts receivable, net of allowance for doubtful
   accounts of $851 and $10 at January 31, 2001 and 2000,
   respectively...........................................     7,558       183
  Prepaids and other current assets.......................     4,961       499
                                                           ---------  --------
    Total current assets..................................    66,201    21,161
Property and equipment, net...............................    53,280     4,203
Restricted cash...........................................    26,740       --
Other assets..............................................     1,991       399
                                                           ---------  --------
    Total assets.......................................... $ 148,212  $ 25,763
                                                           =========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................ $  18,171  $  2,554
  Accrued compensation....................................     3,275       136
  Accrued professional fees...............................       912       424
  Other accrued liabilities...............................     8,537     1,650
  Deferred revenue........................................    13,759       309
  Capital lease obligations, current portion..............     1,904       --
                                                           ---------  --------
    Total current liabilities.............................    46,558     5,073
Capital lease obligations, net of current portion.........       912       --
Senior discount notes.....................................    42,151       --

Commitments

Stockholders' equity:
  Convertible preferred stock, $0.001 par value, issuable
   in series; 27,500 and 22,500 shares authorized at
   January 31, 2001 and 2000, respectively; 26,386 and
   19,372 shares issued and outstanding at January 31,
   2001 and 2000, respectively; aggregate liquidation
   preference of $143,056 at January 31, 2001.............        26        19
  Common stock, $0.001 par value, 75,000 and 50,000 shares
   authorized at January 31, 2001 and 2000, respectively;
   20,878 and 16,076 shares issued and outstanding at
   January 31, 2001 and 2000, respectively................        21        16
Additional paid-in capital................................   393,127    40,783
Notes receivable from stockholders........................    (5,793)     (181)
Deferred stock compensation...............................   (89,909)  (14,966)
Accumulated deficit.......................................  (238,931)   (4,981)
Accumulated other comprehensive income....................        50       --
                                                           ---------  --------
    Total stockholders' equity............................    58,591    20,690
                                                           ---------  --------
    Total liabilities and stockholders' equity............ $ 148,212  $ 25,763
                                                           =========  ========

                            See accompanying notes.

                                LOUDCLOUD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              Year Ended  Period from Inception
                                               January     (September 9, 1999)
                                               31, 2001    to January 31, 2000
                                              ----------  ---------------------
Net revenue.................................  $  15,486        $      --
Costs and expenses:
  Cost of revenue*..........................     58,083               --
  Research and development*.................     17,867             1,453
  Sales and marketing*......................     20,561               710
  General and administrative*...............     12,056               760
  Amortization of deferred stock
   compensation.............................     71,725             2,208
                                              ---------        ----------
    Total costs and expenses................    180,292             5,131
                                              ---------        ----------
Loss from operations........................   (164,806)           (5,131)
Interest and other income...................      5,431               150
Interest and other expense..................     (7,045)              --
                                              ---------        ----------
Net loss....................................   (166,420)           (4,981)
Series C convertible preferred stock deemed
 non-cash dividend..........................    (67,530)              --
                                              ---------        ----------
Net loss applicable to common stockholders..  $(233,950)       $   (4,981)
                                              =========        ==========
Basic and diluted net loss per share
 applicable to common stockholders..........  $ (165.57)       $(1,815.23)
                                              =========        ==========
Shares used in computing basic and diluted
 net loss per share applicable to common
 stockholders...............................      1,413                 3
                                              =========        ==========
Pro forma basic and diluted net loss per
 share applicable to common stockholders....  $   (9.34)       $    (0.54)
                                              =========        ==========
Shares used in computing pro forma basic and
 diluted net loss per share applicable to
 common stockholders........................     25,045             9,258
                                              =========        ==========
--------
*Excludes amortization of deferred stock
 compensation of the following:
  Cost of revenue...........................  $  20,062        $      --
  Research and development..................     12,746             1,224
  Sales and marketing.......................     21,026               361
  General and administrative................     17,891               623
                                              ---------        ----------
    Total amortization of deferred stock
     compensation...........................  $  71,725        $    2,208
                                              =========        ==========

                            See accompanying notes.

                                LOUDCLOUD, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                    Convertible
                     Preferred                                Notes                               Accumulated
                       Stock      Common Stock  Additional  Receivable    Deferred                   Other         Total
                   -------------- -------------  Paid-In       From        Stock     Accumulated Comprehensive Stockholders'
                   Shares  Amount Shares Amount  Capital   Stockholders Compensation   Deficit      Income        Equity
                   ------  ------ ------ ------ ---------- ------------ ------------ ----------- ------------- -------------
Balance at
 inception
 (September 9,
 1999)...........     --    $--      --   $--    $    --     $   --      $     --     $     --       $--        $      --
Issuance of
 common stock for
 cash in October
 1999............     --     --   11,375    11         11        --            --           --        --                22
Issuance of
 Series A
 convertible
 preferred stock
 for cash (less
 issuance costs
 of $29) in
 November 1999...   6,880      7     --    --       2,211        --            --           --        --             2,218
Issuance of
 Series B
 convertible
 preferred stock
 for cash (less
 issuance costs
 of $21) in
 November 1999
 and January
 2000............  12,492     12     --    --      20,967        --            --           --        --            20,979
Issuance of
 warrant in
 conjunction with
 building lease
 in January
 2000............     --     --      --    --           5        --            --           --        --                 5
Exercise of
 options to
 purchase common
 stock by a
 consultant for
 cash............     --     --       89   --           4        --            --           --        --                 4
Exercise of
 options to
 purchase common
 stock for cash
 and notes.......     --     --    4,612     5        404       (181)          --           --        --               228
Deferred stock
 compensation....     --     --      --            17,181                  (17,181)         --        --               --
Amortization of
 deferred stock
 compensation....     --     --      --    --         --         --          2,215          --        --             2,215
Net loss and
 comprehensive
 loss............                                                                        (4,981)                    (4,981)
                   ------   ----  ------  ----   --------    -------     ---------    ---------      ----       ----------
Balance at
 January 31,
 2000............  19,372     19  16,076    16     40,783       (181)      (14,966)      (4,981)      --            20,690
Issuance of
 warrants in
 conjunction with
 senior discount
 notes in
 February 2000...     --     --      --    --       9,827        --            --           --        --             9,827
Issuance of
 Series C
 convertible
 preferred stock
 for cash (less
 issuance costs
 of $140) in June
 2000............   7,034      7     --    --     119,852        --            --           --        --           119,859
Deemed non-cash
 dividend on
 Series C
 convertible
 preferred
 stock...........     --     --      --    --      67,530        --            --       (67,530)      --               --
Conversion of
 Series A
 convertible
 preferred stock
 to common
 stock...........     (20)   --       20   --         --         --            --           --        --               --
Issuance of
 common stock to
 consultants.....     --     --       20   --         --         --            --           --        --               --
Exercise of
 options to
 purchase common
 stock for cash
 and notes, net
 of repurchases..     --     --    4,762     5      5,958     (5,680)          --           --        --               283
Repayment of note
 receivable......     --     --      --    --         --          68           --           --        --                68
Deferred stock
 compensation....     --     --      --    --     150,764        --       (150,764)         --        --               --
Amortization of
 deferred stock
 compensation....     --     --      --    --         --         --         74,234          --        --            74,234
Reversal related
 to unamortized
 portion of
 deferred stock
 compensation
 related to
 terminated
 employees.......     --     --      --    --      (1,587)       --          1,587          --        --               --
Components of
 comprehensive
 loss
 Net loss........     --     --      --    --         --         --            --      (166,420)      --          (166,420)
 Unrealized gain
  on short term
  investments....     --     --      --    --         --         --            --           --         50               50
                                                                                                                ----------
Total
 comprehensive
 loss............                                                                                                (166,370)
                   ------   ----  ------  ----   --------    -------     ---------    ---------      ----       ----------
Balance at
 January 31,
 2001............  26,386   $ 26  20,878  $ 21   $393,127    $(5,793)    $ (89,909)   $(238,931)     $ 50       $   58,591
                   ======   ====  ======  ====   ========    =======     =========    =========      ====       ==========

                            See accompanying notes.

                                LOUDCLOUD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                Year Ended  Period from Inception
                                                 January     (September 9, 1999)
                                                 31, 2001    to January 31, 2000
                                                ----------  ---------------------
Operating activities:
  Net loss....................................  $(166,420)         $(4,981)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization.............     12,807               78
    Accretion on notes payable................      5,953              --
    Amortization of warrants related to senior
     discount notes...........................        889              --
    Charges related to stock awards to
     consultants and lessor...................      2,604               12
    Amortization of deferred stock
     compensation.............................     71,725            2,208
    Changes in operating assets and
     liabilities:
      Accounts receivable.....................     (7,375)            (183)
      Prepaids, other current assets and other
       assets.................................     (6,054)            (898)
      Accounts payable........................     15,617            2,554
      Accrued compensation....................      3,139              136
      Accrued professional fees...............        488              424
      Other accrued liabilities...............      6,887            1,650
      Deferred revenue........................     13,450              309
                                                ---------          -------
        Net cash (used in) provided by
         operating activities.................    (46,290)           1,309
Investing activities:
  Capital expenditures........................    (56,476)          (4,281)
  Purchases of short-term investments.........    (16,720)             --
  Maturities and sales of short-term
   investments................................      6,476              --
  Increase in restricted cash.................    (26,740)             --
                                                ---------          -------
        Net cash used in investing
         activities...........................    (93,460)          (4,281)
Financing activities:
  Proceeds from issuance of preferred stock,
   net of issuance costs......................    119,859           23,197
  Proceeds from issuance of common stock, net
   of repurchases.............................        283              254
  Proceeds from issuance of senior discount
   notes......................................     45,137              --
  Principal payments on capital lease
   obligations................................     (2,638)             --
  Repayment of notes receivable...............         68              --
                                                ---------          -------
        Net cash provided by financing
         activities...........................    162,709           23,451
                                                ---------          -------
Net increase in cash and cash equivalents.....     22,959           20,479
Cash and cash equivalents at beginning of
 period.......................................     20,479              --
                                                ---------          -------
Cash and cash equivalents at end of period....  $  43,438          $20,479
                                                =========          =======
Supplemental schedule of noncash investing and
 financing activities:
  Issuance of warrants in conjunction with
   senior discount notes......................  $   9,827          $   --
  Issuance of common stock in exchange for
   notes receivable...........................      5,680              181
  Equipment purchased under capital lease.....      5,408              --
  Series C preferred stock deemed, non-cash
   dividend...................................     67,530              --
  Conversion of Series A convertible preferred
   stock to common stock......................         40              --
Supplemental disclosures:
  Cash paid for interest......................         75              --

                            See accompanying notes.

                                LOUDCLOUD, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of the Company and Significant Accounting Policies

 Organization and Basis of Presentation

   Loudcloud, Inc. (the Company) was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. The Company offers businesses Internet infrastructure services. Through January 31, 2000, the Company's activities primarily consisted of establishing its offices, conducting research and development, recruiting management and technical personnel, and obtaining financing. Accordingly, the Company was considered to be in the development stage through January 31, 2000. In February 2000, the Company deployed services for its first customer and therefore emerged from the development stage.

 Principles of Consolidation

   The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

 Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

 Cash, Cash Equivalents and Short-term Investments

   The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents and investment securities with maturity from the date of purchase of more than three months, but less than twelve months, to be short-term investments. All cash equivalents and short-term investments are classified as available-for-sale.

 Concentrations of Credit Risk and Significant Customers

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. The Company places all of its cash equivalents, short-term investments and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers, generally requires customers to prepay services and maintains reserves for potential losses. The Company's customer base is primarily composed of businesses throughout the United States.

   For the year ended January 31, 2001, customers B and D accounted for 23% and 14% of the Company's net revenues, respectively. As of January 31, 2001, customer B accounted for 24% of the Company's accounts receivable balance.

 Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets ranging from approximately two to five years or the applicable lease term, if shorter.

                                LOUDCLOUD, INC.

 Revenue Recognition

   The Company generates revenue from the sale of Internet infrastructure services. These services incorporate the hardware, software and networking infrastructure and the provisioning, maintenance and scaling expertise required to support Internet operations. The Company recognizes revenue ratably over the managed services contract period as services are fulfilled, provided the Company has evidence of an agreement, the price of the services is fixed or determinable, all contracted services are being delivered and payment is reasonably assured. When obligations remain after services are delivered, revenue is only recognized after such obligations are fulfilled. Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets.

   Some of the Company's customers are obligated to pay incremental fees once the Company has fulfilled its readiness obligations by preparing the Internet infrastructure if those customers are not ready to launch the site. The incremental fees begin a defined period of time after the operational date and end on the launch date. The managed service period begins on the launch of the site, and thus the fees charged during the managed service period are not affected by the length of time or fees charged between the operational date and launch date. The Company recognizes revenue between the operation date and launch date, as it represents a separate and distinct earnings process, provided it has evidence of an agreement, the price is fixed or determinable, the Company has fulfilled its obligations and collectibility is reasonably assured.

   The Company records bandwidth billings gross based on the indicators in Emerging Issue Task Force No. 99-19 Recording Revenue Gross as a Principal versus Net as an Agent. The Company is the primary obligor as the Company's customer service agreements identify the Company as the party responsible for the fulfillment of bandwidth services to the Company's customers. The Company selects the bandwidth providers from numerous potential suppliers. The Company has inventory risk for bandwidth capacity as the Company forecasts then purchases total bandwidth capacity for a certain period of time, in order to secure bandwidth capacity, which may be in excess of total actual customer demand during that period of time. The fact that bandwidth capacity is not specifically designated to a particular customer does not mitigate the inventory risk, since the Company forecasts and purchases total bandwidth capacity for a future period of time. The Company has credit risk as it is responsible for collecting the sales price from a customer, but must pay the amount owed the bandwidth suppliers after the suppliers perform, regardless of whether the sales price is fully collected.

   The Company generally guarantees 100% scheduled uptime to its customers on a monthly basis. The Company reduces revenue for credits given for estimated unscheduled downtime on a monthly basis.

 Accounting for Stock-Based Compensation

   The Company grants stock options and stock purchase rights for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant.

 Impairment of Long-Lived Assets

   The Company continually reviews the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is

                                LOUDCLOUD, INC.

measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 Advertising Expenses

   All advertising costs are expensed as incurred. Advertising costs were not material for the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000.

 Internal Use Software

   Costs of software developed internally by the Company for use in its operations are accounted for under the American Institute of Certified Public Accountant's Statement of Position (SOP) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. Under SOP 98-1, the Company expenses costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. Costs incurred during the application development stage were insignificant, and accordingly no costs related to internal use software have been capitalized through January 31, 2001.

 Segment Information

   The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, Internet infrastructure services.

 Comprehensive Loss

   The Company's total consolidated comprehensive net loss was the same as its consolidated net loss for the period from inception (September 9, 1999) through January 31, 2000.

 Income Taxes

   The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Recently Issued Accounting Standards

   In June 1998, the FASB issued Statement of Financial Accounting Standards, No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
133). The Company is required to adopt FAS 133 for the year ending January 31, 2002. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company currently holds no derivative financial instruments and does not currently engage in hedging activities. The adoption of FAS 133 is not expected to have any material impact on the Company's financial position or results of operations.

                                LOUDCLOUD, INC.

   In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 and the adoption of FIN 44 on July 1, 2000 did not have a material effect on the Company's financial position or results of operations.

   In March 2000, the Emerging Issues Task Force (EITF) published its consensus on EITF No. 00-2, Accounting for Web Site Development Costs, which requires the following accounting for costs related to development of web sites:

  . Costs incurred in the planning stage, regardless of whether the planning activities relate to software, should be expensed as incurred;

  . Costs incurred during the development of web site applications and infrastructure involving, acquiring or developing hardware and software to operate the web site, including graphics that affect the look and feel of the web page should be capitalized. All costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed;

  . Costs paid for web site hosting services generally should be expensed over the period of benefit; and

  . Costs incurred in operating the web site, including training, administration, maintenance, and other costs, should be expensed as incurred. However, costs incurred in the operation stage that involved providing additional functions or features to the web site should be accounted for as new software. Such costs should be capitalized or expensed based on the requirements of SOP 98-1, or SFAS No. 86, as applicable.

   The Company was required to adopt EITF No. 00-2 beginning July 1, 2000. The Company's policy for accounting for costs incurred to operate the Company's hosted services was not impacted by adoption of this pronouncement.

   In March 2000, the EITF published its consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on their own hardware or contract with another party unrelated to the vendor to host the software. The Company has historically treated its hosted services as service arrangements which is in accordance with the guidance contained in this pronouncement. The Company hosting arrangements generally do not allow customers the contractual right to take possession of the software.

   In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

                                LOUDCLOUD, INC.

2. Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   The following is a summary of securities as of January 31, 2001 and 2000:

                                                                        January 31,
                                                                           2000
                                                                       -------------
                                         January 31, 2001
                            ------------------------------------------ Amortized and
                            Amortized Unrealized Unrealized Estimated    Estimated
                              Cost       Gain       Loss    Fair Value  Fair Value
                            --------- ---------- ---------- ---------- -------------
                                                 (in thousands)
   Cash and money market
    funds..................  $20,467     $--        $--      $20,467      $20,479
   Commercial paper........   33,165       52         (2)     33,215          --
   Certificates of
    deposit................   26,740      --         --       26,740          --
                             -------     ----       ----     -------      -------
                             $80,372     $ 52       $ (2)    $80,422      $20,479
                             =======     ====       ====     =======      =======
   Reported as:
    Cash and cash
     equivalents...........  $43,440     $--        $ (2)    $43,438      $20,479
    Short-term marketable
     securities............   10,192       52        --       10,244          --
    Restricted cash........   26,740      --         --       26,740          --
                             -------     ----       ----     -------      -------
                             $80,372     $ 52       $ (2)    $80,422      $20,479
                             =======     ====       ====     =======      =======

   As of January 31, 2000, the difference between the fair value and the amortized cost of available-for-sale securities was immaterial.

   All available-for-sale securities at January 31, 2001 and 2000, have a contractual maturity of one year or less.

3. Property and Equipment

   Property and equipment consist of the following:

                                                       January 31, January 31,
                                                          2001        2000
                                                       ----------- -----------
                                                           (in thousands)
   Computer and other related equipment...............  $ 43,538     $3,884
   Office equipment, leasehold improvements,
    furniture, and fixtures...........................     6,698        143
   Software...........................................    15,929        254
                                                        --------     ------
                                                          66,165      4,281
   Less accumulated depreciation and amortization.....   (12,885)       (78)
                                                        --------     ------
   Property and equipment, net........................  $ 53,280     $4,203
                                                        ========     ======

   Depreciation and amortization expense amounted to $12.9 million and $78,000 for the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, respectively. At January 31, 2001 property and equipment acquired under capital leases totaled $5.4 million and had related accumulated amortization of $575,000. Additionally. The Company has available $29.0 million of equipment lease facilities from its vendors as of January 31, 2001.

                                LOUDCLOUD, INC.

4. Senior Discount Notes

   On February 9, 2000, the Company issued 66,000 units at a per unit price of $683.89 of 13% Senior Discount Notes (the Notes) for an aggregate amount of $45.1 million to Morgan Stanley & Co., Inc. The Notes are due in February 2005. In connection with the issuance of these Notes, the Company also issued detachable warrants to purchase an aggregate 1.2 million shares of common stock at an exercise price of $0.02 per share. Of the $45.1 million in gross proceeds, $9.8 million was allocated to additional paid-in capital for the deemed fair value of the warrants and recorded as a discount to the Notes. The discount on the Notes is being amortized to interest expense, using the effective interest method, over the life of the Notes.

   At the time of issuance the Notes were sold at a substantial discount from their principal amount at maturity of $66.0 million. Prior to August 15, 2003, no cash interest payments are required; instead, interest will accrete during this period to the aggregate principal amount at maturity. From and after February 15, 2003, the Notes will bear interest at a rate of 13% per annum payable in cash each February 15 and August 15. The Notes are redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture agreement relating to the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

   The indenture relating to the Notes contains certain covenants that, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the indenture relating to the Notes) to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make certain investments, create liens, engage in transactions with stockholders and affiliates, sell assets, and engage in mergers and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

5. Commitments

   Rent expense was $5.1 million and $95,000 for the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, respectively. In May 2000, the Company moved its new headquarters to a leased facility of approximately 75,000 square feet in Sunnyvale, California. The Company issued a letter of credit in connection with this lease which requires the Company to hold on deposit approximately $2.8 million of restricted cash with the issuer of the letter of credit. In October 2000, the Company agreed to lease 120,000 square feet for general corporate purposes in Sunnyvale, California. The related cost of this lease is approximately $912,000 per month. The lease expires in June 2003. The Company commenced occupancy in January 2001. The Company issued a letter of credit of approximately $23.2 million to the lessor in association with this lease in November 2000. This letter of credit is secured by approximately $23.2 million of restricted cash, which is subject to a phased release over the two year term of the related lease. These amounts are shown as restricted cash, as of January 31, 2001, on the accompanying balance sheet.

   In October 2000, the Company agreed to lease 22,000 square feet for general corporate purposes in Chantilly, Virginia. The related cost of this lease is approximately $43,000 per month. The lease expires in December 2005. The Company commenced occupancy in March 2001.

   In October 2000, the Company agreed to lease 30,000 square feet for general corporate purposes in Sunnyvale, California. The related cost of this lease is approximately $150,000 per month. The lease expires in December 2005. The Company expects to commence occupancy by August 2001.

                                LOUDCLOUD, INC.

   Future payments under all noncancelable leases entered into as of January 31, 2001 are as follows:

                                                               Capital Operating
   Years ending January 31,                                    Leases   Leases
   ------------------------                                    ------- ---------
                                                                (in thousands)
   2002......................................................  $2,157  $ 53,384
   2003......................................................     956    39,991
   2004......................................................     --     10,431
   2005......................................................     --      5,206
   2006......................................................     --      4,783
   Thereafter................................................     --     11,562
                                                               ------  --------
   Total minimum payments....................................   3,113  $125,357
                                                                       ========
   Less amount representing interest.........................     297
                                                               ------
   Present value of minimum payments.........................   2,816
   Less current portion......................................   1,904
                                                               ------
   Long-term portion.........................................  $  912
                                                               ======

6. Stockholders' Equity

 Common Stock

   In October 1999, the Company sold at fair market value 11.4 million shares of common stock to founders for cash. The common stock shares vest 25% on the first anniversary of the issuance date with the balance vesting ratably over the remaining period of three years as specified in the purchase agreements. All unvested shares purchased by the founders are subject to repurchase by the Company at the original cost if the founders' employment is terminated. At January 31, 2001, 7.6 million shares were subject to repurchase. The sale of common stock to founders at fair market value was accounted for as an increase in equity. The measurement date of the founders stock is not changed solely by the provision that termination of employment reduces the number of shares of stock that may be issued.

   The Company has reserved 6.9 million, 12.5 million and 7.4 million shares of its common stock for issuance upon conversion of its Series A, B and C convertible preferred stock, respectively. The Company has also reserved 9.7 million common shares for issuance under the 1999 Stock Option Plan ("the 1999 Plan") of which 96,500 shares remain available for grant at January 31, 2001. The Company has also reserved 1.2 million shares of common stock for issuance upon exercise of warrants to purchase common stock.

 2000 Stock Plan

   In August 2000, the Board of Directors adopted the 2000 Stock Plan ("2000 Plan"). Under the 2000 Plan options or stock purchase rights may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. In August 2000, a total of 3.5 million shares were reserved under the 2000 Plan. In September 2000, the Company increased the shares reserved under the 2000 Plan by 3.5 million shares. Options or stock purchase rights granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each option agreement. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years. The term of the 2000 Plan is ten years.

 Amended and Restated Certificate of Incorporation

   In August 2000, the Company amended the Certificate of Incorporation to increase the authorized common stock to 75 million shares.

                                LOUDCLOUD, INC.

 2000 Incentive Stock Plan

   In September 2000 the Board of Directors approved the 2000 Incentive Stock Plan. The plan provides for the grant of incentive stock options to the Company's employees and nonstatutory stock options and stock purchase rights to our employees, directors and consultants. A total of 12.5 million shares of our common stock plus any unissued but reserved shares under the 1999 Stock Plan and the 2000 Stock Plan as of the effective date of the initial public offering and any shares returned to such plans shall be reserved for issuance under the 2000 Incentive Stock Plan. The shares may be authorized, but unissued, or reacquired common stock.

   The number of shares reserved for issuance under the Company's 2000 Incentive Stock Plan will increase annually on the first day of the Company's fiscal year beginning in 2003 by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company's common stock on the first day of the year; provided, however, such percentage shall decrease to 6% of the outstanding shares of the Company's common stock beginning on the first day of the fiscal year beginning in 2007, (ii) 9.0 million shares or (iii) a lesser amount as the Company's board of directors may determine.

   The Director Option Program is part of the Company's 2000 Incentive Stock Plan and provides for the periodic grant of nonstatutory stock options to the Company's non-employee directors.

 2000 Employee Stock Purchase Plan

   In September 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan. A total of 1.5 million shares of the Company's common stock will be made available for sale under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company's fiscal year beginning in 2003 in an amount equal to the lesser of (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company's common stock on that date, or (iii) a lesser amount determined by the Company's Board of Directors. The Company's Board of Directors or a committee of its Board administers the plan.

   The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

   The price of common stock is 85% of the lower of the fair market value of the Company's common stock at the beginning of an offering period or after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period.

 Convertible Preferred Stock

   In November 1999, under a stock purchase agreement, the Company sold 6.9 million shares of Series A convertible preferred stock at a price of $0.32 per share. In November 1999 and January 2000, under a stock purchase agreement, the Company sold 12.5 million shares of Series B convertible preferred stock at a price of $1.68 per share. In June 2000, under a stock purchase agreement, the Company sold 7.0 million shares of Series C convertible preferred stock at a price of $17.06 per share.

   Each share of Series A, B and C convertible preferred stock is convertible, at the option of the holder, into one share of common stock, subject to certain provisions. In April 2000, a holder elected to convert 20,000 shares of Series A convertible preferred stock to common stock. The remaining outstanding shares of convertible preferred stock automatically convert into common stock either upon the close of business on the day immediately preceding the closing of an underwritten public offering of common stock under the Securities Act

                                LOUDCLOUD, INC.

of 1933 in which the Company receives at least $40 million in gross proceeds or at the election of the holders of at least two-thirds ( 2/3) of each series of the outstanding shares of preferred stock on an as-converted basis.

   Series A, B and C convertible preferred stockholders are entitled to noncumulative dividends of $0.02, $0.134 and $1.364 per share, respectively, per annum if and when declared by the Board of Directors. No dividends have been declared as of January 31, 2001. The indenture agreement related to the Notes prohibits the Company from paying cash dividends.

   The Series A, B and C convertible preferred stockholders are entitled to receive, upon liquidation, the sum of (i) $0.32 per share of Series A preferred stock, $1.68 per share of Series B preferred stock and $17.06 per share of Series C preferred stock; and (ii) all declared but unpaid dividends. If the assets or property are not sufficient to allow full payment to the Series A, B and C convertible preferred stockholders, the available assets shall be distributed ratably among the Series A, B and C convertible preferred stockholders. Thereafter, the remaining assets and funds, if any, shall be distributed pro rata among the common stockholders.

   The Series A, B and C convertible preferred stockholders have voting rights equal to the common shares issuable upon conversion.

 Series C convertible preferred stock dividend

   In June 2000, the Company issued 7.0 million shares of Series C convertible preferred stock for a total purchase price of $120 million. The difference between the deemed fair value of these shares at the issuance date and the actual issuance price has been accounted for as a non-cash deemed dividend totaling $67.5 million in the year ended January 31, 2001.

 Warrants

   In January 2000, the Company issued a warrant to purchase 5,000 shares of Series B convertible preferred stock with an exercise price of $1.68 per share in connection with the leasing of its new office space. The warrant shall expire upon the first to occur of the following: (i) five years from issuance;
(ii) the sale of common stock pursuant to a registration statement under the Securities Act of 1933, as amended, that results in gross proceeds of at least $15.0 million; or (iii) upon the acquisition of the Company. The deemed fair value of the warrants was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: deemed fair market value of the common stock of $7.80 on the day of issuance, risk free interest rate of 6.0%, contractual life of the warrants of five years, volatility of 70%, and a dividend rate of zero. The Company recorded amortization of the warrant of $5,300 during the year ended January 31, 2000.

   On February 9, 2000, in connection with the issuance of the Notes, the Company issued detachable warrants to purchase an aggregate of 1.2 million shares of common stock at an exercise price of $0.02 per share. The warrants expire in February 2010. The deemed fair value of the warrants of $9.8 million was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: deemed fair market value of the common stock of $10.80 on the day of issuance, risk free interest rate of 6.0%, contractual life of the warrants of ten years, volatility of 70%, and a dividend rate of zero. The amount represents a discount to the face value of the notes and is being amortized to interest expense, using the effective interest method, over the life of the Notes.

 Notes Receivable from Stockholders

   The Company has notes receivable outstanding of $5.8 million from employees as of January 31, 2001, issued to finance the purchase of shares of common and the convertible preferred stock of the Company. The

                                LOUDCLOUD, INC.

notes are full recourse notes that bear interest at a rate of approximately 6% per annum with principal and interest due four years from the original issuance date.

 Options to Consultants

   As of January 31, 2001, the Company had granted stock purchase rights and options for 122,033 shares of common stock to consultants of which 6,500 remain subject to repurchase at a weighted average exercise price of $1.2967 per share. These options were granted in exchange for consulting services to be rendered and vest over a period of three to four years. These options were exercised by the consultants, but are subject to repurchase. The Company recorded a charge to operations related to these shares of $2.6 million and $12,000 for the year ended January 31, 2001, and for the period from inception (September 9, 1999) to January 31, 2000, respectively.

   The unvested shares held by consultants have been and will be marked-to-market using the estimate of fair value at the end of each accounting period pursuant to the FASB's Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services.

 Stock-Based Compensation

   Under the 1999 Plan, which was adopted in September 1999, options or stock purchase rights may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. A total of 9.1 million shares have been reserved under the 1999 Plan. Options or stock purchase rights granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each agreement. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years. Options and stock purchase rights generally vest with respect to 25% of the shares one year after the option or stock purchase right grant date and the remainder ratably over the following three years. The term of the 1999 Plan is ten years.

   The following table summarizes all stock option plan activity:

                                                        Stock Purchase Rights
                                                             Outstanding
                                                      --------------------------
                                                                     Weighted
                                            Shares                   Average
                                          Available     Shares    Exercise Price
                                          ----------  ----------  --------------
     Shares Authorized...................  8,512,500         --       $  --
     Granted............................. (4,701,053)  4,701,053        0.09
     Exercised...........................             (4,701,053)       0.09
                                          ----------  ----------      ------
   Balance at January 31, 2000...........  3,811,447         --          --
     Shares Authorized...................  8,103,737         --          --
     Granted............................. (9,277,665)  9,277,665        5.34
     Exercised...........................             (5,026,313)       1.20
     Repurchases.........................    264,670         --
     Cancellations.......................    105,475    (105,475)       9.96
                                          ----------  ----------      ------
   Balance at January 31, 2001...........  3,007,664   4,145,877      $10.23
                                          ==========  ==========      ======
     Exercisable at end of period........                  7,475      $10.98
                                                      ==========      ======

                                LOUDCLOUD, INC.

   There were 15.6 million unvested shares of common stock subject to repurchase as of January 31, 2001. Common stock is subject to repurchase upon termination of the stock purchase right holder's employment. Such shares are subject to repurchase at their original issuance prices.

   As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company's option plans. For the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, the Company recorded $150.8 million and $17.2 million in deferred compensation for stock purchase rights and stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Compensation expense of $71.7 million and $2.2 million was recognized using the graded vesting method and for the year ended January 31, 2001 and during the period from inception to January 31, 2000, respectively. The Company's policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight line method.

   As required under SFAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the fair value of the stock purchase rights grants and stock options as expense. For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options' vesting periods. The Company's consolidated pro forma information follows for the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000:

                                                                 Inception
                                              Year Ended    (September 9, 1999)
                                           January 31, 2001 to January 31, 2000
                                           ---------------- -------------------
                                                  (in thousands, except
                                                    per share amounts)
   As reported consolidated net loss
    applicable to common stockholders.....    $(233,950)        $   (4,981)
   Consolidated pro forma net loss
    applicable to common stockholders.....     (239,100)            (4,997)
   As reported consolidated net loss per
    share applicable to common
    stockholders--basic and diluted.......      (165.57)         (1,815.23)
   Consolidated pro forma net loss per
    share applicable to common
    stockholders--basic and diluted.......      (169.21)         (1,821.06)

   The weighted average grant date fair value was $3.88 and $0.02 for stock purchase rights and stock options granted in the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, respectively. The fair value of stock purchase rights and options granted during both periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6.0%, expected life of the options of four years, volatility of 70% and a dividend rate of zero.

   The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

                                LOUDCLOUD, INC.

7. Income Taxes

   The Company incurred losses for both income tax and financial statement purposes for all periods reported. Accordingly, no provision for income taxes has been recorded.

   The difference between the provision for income taxes and the amount computed by applying the federal statutory rate (35%) to income before taxes is explained below:

                                               Year Ended       Inception
                                               January 31, (September 9, 1999)
                                                  2001     to January 31, 2000
                                               ----------- -------------------
                                                       (in thousands)
   Tax (benefit) at federal statutory rate....   $58,247         $(1,743)
   Loss for which no tax benefit is currently
    recognizable..............................    58,247           1,743
                                                 -------         -------
     Total....................................   $   --          $   --
                                                 =======         =======

   Significant components of the Company's deferred tax assets are as follows:

                                                         January 31, January 31,
                                                            2001        2000
                                                         ----------- -----------
                                                             (in thousands)
   Net operating loss carryforwards.....................  $ 26,055     $ 1,125
   Tax credit carryforwards.............................       504          75
   Non-deductible reserves and accruals.................    11,941         --
                                                          --------     -------
   Total deferred tax assets............................    38,500       1,200
   Valuation allowance..................................   (38,500)     (1,200)
                                                          --------     -------
   Net deferred tax assets..............................  $    --      $   --
                                                          ========     =======

   FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

   The valuation allowance increased by approximately $37.3 million during the years ended January 31, 2001.

   As of January 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $66.9 million and $52.6 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $339,000 and $252,000, respectively. The federal and state net operating loss carryforwards and tax credit carryforwards will expire at various dates beginning in 2008 through 2020, if not utilized.

   Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

8. Net Loss Per Share

   The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares.

                                LOUDCLOUD, INC.

Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed.

                                                Year Ended       Inception
                                                January 31, (September 9, 1999)
                                                   2001     to January 31, 2000
                                                ----------- -------------------
                                                (in thousands, except per share
                                                           amounts)
   Consolidated net loss applicable to common
    stockholders (numerator)..................   $(233,950)     $   (4,981)
                                                 =========      ==========
   Shares used in computing historical basic
    and diluted consolidated net loss per
    share applicable to common stockholders
    (denominator):
     Weighted average common shares
      outstanding.............................      19,006          10,348
     Less weighted average shares subject to
      repurchase..............................     (17,593)        (10,345)
                                                 ---------      ----------
   Denominator for basic and diluted
    consolidated net loss per share...........       1,413               3
   Conversion of preferred stock (pro forma)..      23,632           9,255
                                                 ---------      ----------
   Denominator for consolidated pro forma
    basic and diluted net loss per share......      25,045           9,258
                                                 =========      ==========
   Historical basic and diluted consolidated
    net loss per share applicable to common
    stockholders..............................   $ (165.57)     $(1,815.23)
                                                 =========      ==========
   Pro forma basic and diluted consolidated
    net loss per share applicable to common
    stockholders..............................   $   (9.34)     $    (0.54)
                                                 =========      ==========

   The Company has excluded the impact of all convertible preferred stock, shares of common stock subject to repurchase, warrants for convertible preferred stock and common stock from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 43.2 million and 35.4 million for the year ended January 31, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, respectively.

9. Subsequent Events

 Initial Public Offering

   On March 14, 2001, the Company received approximately $163 million in net cash proceeds from the sale of the Company's common stock in an initial public offering and a private placement to Compaq. On March 1, 2001, the Company had entered into an agreement with Compaq under which the Company agreed to sell Compaq $5 million worth of the Company's common stock at a per share price equal to 95% of the Company's per share initial public offering price of $6.00. The Company and Compaq also have a preferred provider agreement where the Company desires to promote the use of certain Compaq products in service offerings to the Company's customers. In addition, the Company purchases equipment from Compaq. The 5% discount on this issuance will be amortized into cost of revenue. In connection with the Company's initial public offering, each outstanding share of the Company's preferred stock was converted into one share of the Company's common stock.

 Stock Split

   On February 7, 2001, the Board of Directors approved a one-for-two reverse stock split of its common and preferred stock. All share and per share information included in these financial statements has been retroactively adjusted to reflect this reverse stock split.

                                LOUDCLOUD, INC.

 2000 Stock Plan

   In February 2001, the Board of Directors and stockholders approved an amendment to increase the shares reserved under the 2000 Plan by 1 million shares. Options or stock purchase rights granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each option agreement. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years. The term of the 2000 Plan is ten years.

 Marketing Alliance Agreement

   In February 2001, the Company entered into a marketing alliance agreement with Accenture. The alliance was undertaken to broaden and accelerate adoption of the Company's services. Accenture is entitled to receive marketing assistance fees and has been issued a warrant to purchase up to 250,000 shares of the Company's common stock. Warrants issued to Accenture vest contingently. A specified number of warrants fully vest and become immediately exercisable and non-forfeitable upon the signing of a contract between the Company and a new customer referred to the Company by Accenture. The warrants can be earned through the termination of the agreement in February 2004, and vested warrants expire on February 28, 2006. The Company will record the fair value of each warrant as it vests using the Black-Scholes pricing model. A significant factor in the Black-Scholes pricing model will be the fair value of the Company's stock when the warrants vest compared to the exercise price. The exercise price is $6.00 per share. The fair value of the warrants that vest upon the signing of a customer's contract will be amortized into operating expenses (marketing expenses) over the life of the contract between the Company and the customer.

   In addition, upon the signing of a contract between the Company and a customer referred from Accenture, Accenture is entitled to receive marketing assistance fees, payable monthly, based on a percentage of amounts payable to the Company under the contract. The marketing assistance fees will be recognized monthly by the Company based on the fees due Accenture.

   The Company believes that the marketing alliance agreement could result in significant stock-based compensation. Accenture stock-based and cash compensation will be disclosed on a separate line in operating expenses (marketing expenses).

 Common Stock Reserved

   In February 2001, the Company reserved up to 300,000 shares of the Company's common stock for future issuance over the following twelve months in connection with potential strategic transactions of a commercial nature.

 Software Financing Agreement

   In February 2001, the Company signed an agreement that makes $5.4 million available under a one year leasing facility from a software vendor. The Company immediately drew down the entire $5.4 million under the leasing facility. The Company issued a letter of credit in March 2001 in connection with this lease which requires the Company to hold on deposit approximately $2.0 million of restricted cash with the issuer of the letter of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   We have omitted certain information from this Annual Report on Form 10-K that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference herein.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

   Our directors, executive officers and key employees and their ages as of March 31, 2001 are as follows:

   Name                       Age                    Position
   ----                       ---                    --------
   Marc L. Andreessen........  29 Chairman of the Board of Directors
   Benjamin A. Horowitz......  34 President, Chief Executive Officer and
                                   Director
   Timothy A. Howes..........  37 President of Product Operations and Chief
                                   Technical Officer
   In Sik Rhee...............  29 Chief Tactician
   Jonathan G. Heiliger......  24 Executive Vice President
   Roderick M. Sherwood III..  47 Executive Vice President and Chief Financial
                                   Officer
   Michael I. Green..........  53 President of Field Operations
   Charles J. Katz, Jr. .....  53 Executive Vice President of Corporate Affairs
                                   and Secretary
   John L. O'Farrell.........  42 Executive Vice President of Business
                                   Development
   Shellye Archambeau........  38 Chief Marketing Officer
   William V. Campbell.......  60 Director
   Michael S. Ovitz..........  54 Director
   Andrew S. Rachleff........  42 Director

   Marc L. Andreessen is a co-founder of Loudcloud and has served as the Chairman of our board of directors since September 1999. Prior to co-founding Loudcloud, Mr. Andreessen served as Chief Technology Officer of America Online, Inc., a new media company, from February 1999 to September 1999. Mr. Andreessen was a co-founder of Netscape Communications Corporation, an open software provider, serving in various positions from April 1994 until March 1999, including Chief Technology Officer and Executive Vice President of Products. He served on Netscape's board of directors from April 1994 until March 1999. Mr. Andreessen serves on the board of directors of CacheFlow, Inc. Mr. Andreessen holds a B.S. in computer science from the University of Illinois at Urbana-Champaign.

   Benjamin A. Horowitz is a co-founder of Loudcloud and has served as our President and Chief Executive Officer and as a director since September 1999. Prior to co-founding Loudcloud, Mr. Horowitz served as Vice President and General Manager of the E-Commerce Platform division of America Online, Inc. from April 1999 to September 1999. From July 1995 to April 1999, Mr. Horowitz was a vice president at Netscape Communications. Mr. Horowitz holds an M.S. in computer science from the University of California, Los Angeles and a B.S. in computer science from Columbia University.

   Timothy A. Howes is a co-founder of Loudcloud and has served as our Chief Technical Officer since September 1999. Dr. Howes also served as our Senior Vice President of Engineering from June 2000 to August 2000. He was appointed our President of Product Operations in September 2000. Prior to co-founding Loudcloud, Dr. Howes served as Vice President of Technology at America Online, Inc. from April 1999 to September 1999. From February 1998 to April 1999, Dr. Howes was Chief Technology Officer of the Server Product division at Netscape Communications. From April 1996 to February 1998, Dr. Howes was Principal Engineer, Directing Architect of several server products at Netscape Communications. From September 1994 to April 1996, Dr. Howes was Project Director, Principal Investigator and Senior Systems Research Programmer at the University of Michigan. Dr. Howes holds a Ph.D. in computer science, a B.S.E. in aerospace engineering and an M.S.E. in computer science and engineering from the University of Michigan.

   In Sik Rhee is a co-founder of Loudcloud and has served as our Chief Tactician since September 2000. Mr. Rhee also served as our Vice President of Research and Chief Strategist from September 1999 until September 2000. Prior to co-founding Loudcloud, Mr. Rhee served as Chief Technology Officer of the Shopping Platform division at America Online, Inc. from April 1999 to September 1999. From December 1997 to April 1999, Mr. Rhee was a development manager at Netscape Communications. From January 1996 to December 1997, Mr. Rhee was a co-founder and software architect at KIVA Software Corporation, an application server software company. Mr. Rhee holds a B.S. in electrical engineering and computer science from the University of California, Berkeley.

   Jonathan G. Heiliger has served as our Executive Vice President since April 2001. Mr. Heiliger also served as our Chief Operating Officer of Product Operations from September 2000 to April 2001, our Senior Vice President of Operations from May 2000 to September 2000 and as our Vice President of Operations from October 1999 to May 2000. Prior to joining Loudcloud,
Mr. Heiliger was a founder and Senior Vice President of Frontier Internet Ventures, now Global Crossing Ventures, a venture capital firm, from February 1999 to October 1999. From April 1997 to February 1999, Mr. Heiliger was Chief Technology Officer of Global Crossing's GlobalCenter, a provider of data center space. From July 1996 to April 1997, Mr. Heiliger was a Vice President of Engineering and Operations of Internet Systems, Inc., a web-hosting company.

   Roderick M. Sherwood III has served as our Executive Vice President and Chief Financial Officer since August 2000. Prior to joining Loudcloud, Mr. Sherwood was Senior Vice President and Chief Financial Officer of BroadStream Corporation, a broadband wireless communications company, from July 1999 to August 2000. From February 1998 to June 1999, Mr. Sherwood was President of the Spaceway broadband services business at Hughes Electronics Corporation, a communications company, and Senior Vice President and General Manager of Spaceway at Hughes Network Systems, a subsidiary of Hughes Electronics. From May 1997 to January 1998, Mr. Sherwood was Executive Vice President of DIRECTV International at Hughes Electronics. From July 1996 to April 1997, Mr. Sherwood was Senior Vice President and Chief Financial Officer of Hughes Telecommunications and Space Company and DIRECTV International. From May 1995 to June 1996, Mr. Sherwood was Corporate Vice President and Treasurer at Hughes Electronics. Prior to that, Mr. Sherwood occupied various financial positions at Chrysler Corporation over a 14-year period, including Assistant Treasurer. Mr. Sherwood holds an A.B. from Stanford University and an M.B.A. in general management from the Harvard Graduate School of Business.

   Michael I. Green has served as our President of Field Operations since May 2000. Prior to joining Loudcloud, Mr. Green was Senior Vice President and General Manager of Worldwide Sales at FORE Systems, Inc., a networking products company, from April 1992 to June 1999. From April 1989 to February 1992, Mr. Green was a sales manager at Ultra Network Technologies, a networking products company. Mr. Green holds an A.B. in mathematics from Boston University and an M.S. in numerical science from Johns Hopkins University.

   Charles J. Katz, Jr. has served as our Executive Vice President of Corporate Affairs since June 2000 and has served as our Secretary since January 2000. He also served as our Executive Vice President since January 2000. Prior to joining Loudcloud, Mr. Katz was a member of the law firm Perkins Coie LLP, where he practiced from September 1976 to December 1999. Mr. Katz's clients included Amazon.com, Inc., McCaw Cellular Communications, Inc., investment banks and venture capital funds. He also serves on the board of directors of Recreational Equipment, Inc. Mr. Katz holds an A.B. from Stanford University, an M.A. from New York University and a J.D. from the University of Texas.

   John L. O'Farrell has served as our Executive Vice President of Business Development since March 2001. Prior to joining Loudcloud, Mr. O'Farrell served as Executive Vice President, International for Excite@Home, a provider of broadband Internet access and media services, from March 2000 to March 2001, and as Senior Vice President, International from May 1999 to March 2000. From April 1997 to May 1999, he was Senior Vice President, International for @Home Corporation, a broadband Internet access provider. From August 1995 to April 1997, he was President of US WEST Interactive Services, an Internet content development and investment company. Prior to that time, Mr. O'Farrell served as Vice President, Corporate Strategy of US WEST Inc., a telephone and cable network operator, from May 1994 to August 1995, and as Executive Director, Corporate Strategy from March 1992 to May 1994. Before joining US WEST Inc., Mr. O'Farrell held general management, marketing and consulting positions in the United States and Europe with Telecom Ireland (Ireland), Booz, Allen and Hamilton (U.S.), the Commission of the European Communities (Luxembourg), Digital Equipment Corporation and Siemens AG (both Germany). Mr. O'Farrell holds a B.E. degree from University College Dublin, Ireland, and an M.B.A. from the Stanford Graduate School of Business.

   Shellye Archambeau has served as our Chief Marketing Officer since April 2001. Prior to joining Loudcloud, from June 2000 to March 2001, Ms. Archambeau served as Chief Marketing Officer for NorthPoint Communications, Inc., a DSL broadband network provider which filed for bankruptcy in January 2001. From May 1999 to June 2000, Ms. Archambeau was President of Blockbuster.com, the e-commerce division of Blockbuster, Inc. Prior to that time, Ms. Archambeau spent 15 years at IBM in various sales, marketing and general management executive positions. Ms. Archambeau holds a B.S. degree from the Wharton School, University of Pennsylvania.

   William V. Campbell has served as a director of Loudcloud since August 2000. Mr. Campbell has served as Chairman of the Board of Intuit Inc., an electronic finance company, since August 1998 and served as Acting Chief Executive Officer from September 1999 until January 2000. Mr. Campbell also served as Intuit's President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Apple Computer, Inc. Mr. Campbell holds both a B.A. and an M.A. in economics from Columbia University.

   Michael S. Ovitz has served as a director of Loudcloud since July 2000. Mr. Ovitz co-founded Creative Artists Agency, a talent representation company, and served as its Chairman from 1975 to 1995. In January 1999, Mr. Ovitz founded CKE Companies, which is comprised of four distinct companies: Artists Management Group, a talent representation company, Artists Production Group, a film production company, Artists Television Group, a television production company and Lynx Technology Group, a technology investment and consulting company. From January 1997 to December 1998, Mr. Ovitz was a self-employed private investor. From October 1995 to December 1996, Mr. Ovitz was President at The Walt Disney Company, an entertainment company. Mr. Ovitz currently serves as Chairman of the Executive Board of the UCLA Hospital and Medical Center. Mr. Ovitz serves on the Executive Advisory Board of the Pediatric AIDS Foundation, the Board of Directors of D.A.R.E. America, the National Board of Advisors for the Children's Scholarship Fund and the Board of Advisors at the UCLA School of Theater, Film and Television. Mr. Ovitz also serves on the Board of Trustees of the Museum of Modern Art in New York City and is a member of the Council on Foreign Relations. Mr. Ovitz holds a B.A. in psychology from UCLA.

   Andrew S. Rachleff has served as a director of Loudcloud since November 1999. In May 1995, Mr. Rachleff co-founded Benchmark Capital, a venture capital firm, and has served as a general partner since that time. Prior to co-founding Benchmark Capital, Mr. Rachleff spent ten years as a general partner with Merrill, Pickard, Anderson & Eyre, a venture capital firm. Mr. Rachleff also serves on the boards of directors of CacheFlow, Inc., Equinix, Inc., and several privately held companies. Mr. Rachleff holds a B.S. in economics from the University of Pennsylvania and an M.B.A. from the Stanford Graduate School of Business.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to our proxy statement under the heading "Information Relating to Directors and Officers of the Company--Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

   The information required by this Item is incorporated by reference to our proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to our proxy statement under the heading "Information Relating to Directors and Officers of the Company--Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Consolidated Financial Statements.

    See Index to Consolidated Financial Statements at Item 8 on page 31 of this Annual Report on Form 10-K.

          2. Financial Statement Schedules.

    The following consolidated financial statement schedules of Loudcloud, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

     Schedule                                                               Page
     --------                                                               ----
     II--Valuation and Qualifying Accounts.................................  58

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

          3. Exhibits:

    The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

     Exhibit
     Number                              Description
     -------                             -----------
      3.1*   Amended and Restated Certificate of Incorporation of the
             Registrant.
      3.2*   Bylaws of the Registrant.
      4.1*   Investor Rights Agreement, dated June 23, 2000, by and among the
             Registrant and the parties who are signatories thereto, see
             Exhibit 10.6.
      4.2*   Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto, see Exhibit 10.7.
      4.3*   Warrant Agreement, dated February 9, 2000, by and among the
             Registrant and the parties who are signatories thereto, see
             Exhibit 10.8.
      4.4*   Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto, see Exhibit 10.9.
     10.1*+  Registrant's 1999 Stock Plan.
     10.2*+  Registrant's 2000 Stock Plan.
     10.3*+  Registrant's 2000 Incentive Stock Plan.
     10.4*+  Registrant's 2000 Employee Stock Purchase Plan.
     10.5*+  Form of Directors and Officers' Indemnification Agreement.
     10.6*   Investor Rights Agreement, dated June 23, 2000, by and among the
             Registrant and the parties who are signatories thereto.
     10.7*   Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.
     10.8*   Warrant Agreement, dated February 9, 2000, by and among the
             Registrant and the parties who are signatories thereto.
     10.9*   Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

     10.10*+ Promissory Note dated May 10, 2000, by and among the Registrant and Michael I. Green.
     10.11*+ Promissory Note dated June 22, 2000, by and among the Registrant and Roderick M. Sherwood III.
     10.12*+ Promissory Note dated August 24, 2000, by and among the Registrant and Roderick M. Sherwood III.
     10.13*  Lease Agreement between the Registrant and Sequoia Del Rey, dated
             January 31, 2000.
     10.14* Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.
     21.1    List of Subsidiaries.
     23.1    Consent of Ernst & Young LLP, Independent Auditors.
     24.1    Power of Attorney (See page 57).

    --------
    * Incorporated by reference from our registration statement on Form S-1, registration number 333-46606, declared effective by the Securities and Exchange Commission on March 8, 2001.

    +  Contract, plan or arrangement with management.

     (b)  Reports on Form 8-K.

    We did not file any reports on Form 8-K during the fiscal year ended January 31, 2001.

     (c)  Exhibits.

    See Item 14(a) above.

     (d)  Financial Statements and Schedules.

    See Item 14(a) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 25th day of April 2001.

                                          LOUDCLOUD, INC.

                                                 /s/ Benjamin A. Horowitz
                                          By: _________________________________
                                                    Benjamin A. Horowitz
                                                 President, Chief Executive
                                                    Officer and Director

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin A. Horowitz and Charles J. Katz, Jr., and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 25, 2001 in the capacities indicated:

               Signature                                 Title
               ---------                                 -----

       /s/ Benjamin A. Horowitz         President, Chief Executive Officer and
 ______________________________________  Director (Principal Executive
          Benjamin A. Horowitz           Officer)

     /s/ Roderick M. Sherwood III       Chief Financial Officer
 ______________________________________  (Principal Financial and Accounting
        Roderick M. Sherwood III         Officer)

        /s/ Marc L. Andreessen          Chairman of the Board of Directors
 ______________________________________
           Marc L. Andreessen

       /s/ William V. Campbell          Director
 ______________________________________
          William V. Campbell

         /s/ Michael S. Ovitz           Director
 ______________________________________
            Michael S. Ovitz

        /s/ Andrew S. Rachleff          Director
 ______________________________________
           Andrew S. Rachleff

                                LOUDCLOUD, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNT

                                January 31, 2001
                                 (in thousands)

                                       Addition
                              Balance  Charged             Balance
                               as of   to Costs             as of
                             Beginning   and               End of
                             of Period Expenses Deductions Period
                             --------- -------- ---------- -------
Period from inception to
 January 31, 2000
  Deduced from asset
   accounts:
    Allowance for doubtful
     accounts...............   $ --      $ 10      $ --     $ 10
Year ended January 31, 2001
  Deducted from asset
   account:
    Allowance for doubtful
     accounts...............   $ 10      $841      $ --     $851

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  3.1*   Amended and Restated Certificate of Incorporation of the Registrant.
  3.2*   Bylaws of the Registrant.
  4.1*   Investor Rights Agreement, dated June 23, 2000, by and among the
         Registrant and the parties who are signatories thereto, see Exhibit
         10.6.
  4.2*   Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto, see Exhibit 10.7.
  4.3*   Warrant Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto, see Exhibit 10.8.
  4.4*   Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto, see
         Exhibit 10.9.
 10.1*+  Registrant's 1999 Stock Plan.
 10.2*+  Registrant's 2000 Stock Plan.
 10.3*+  Registrant's 2000 Incentive Stock Plan.
 10.4*+  Registrant's 2000 Employee Stock Purchase Plan.
 10.5*+  Form of Directors and Officers' Indemnification Agreement.
 10.6*   Investor Rights Agreement, dated June 23, 2000, by and among the
         Registrant and the parties who are signatories thereto.
 10.7*   Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.
 10.8*   Warrant Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.
 10.9*   Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.
 10.10*+ Promissory Note dated May 10, 2000 by and among the Registrant and
         Michael I. Green.
 10.11*+ Promissory Note dated June 22, 2000 by and among the Registrant and
         Roderick M. Sherwood III.
 10.12*+ Promissory Note dated August 24, 2000 by and among the Registrant and
         Roderick M. Sherwood III.
 10.13*  Lease Agreement between the Registrant and Sequoia Del Rey, dated
         January 31, 2000.
 10.14*  Lease between the Registrant and Maude Avenue Land Corporation, dated
         October 17, 2000.
 21.1    List of Subsidiaries.
 23.1    Consent of Ernst & Young LLP, Independent Auditors.
 24.1    Power of Attorney (See page 57).

--------
* Incorporated by reference from our registration statement on Form S-1, registration number 333-46606, declared effective by the Securities and Exchange Commission on March 8, 2001.

+  Contract, plan or arrangement with management.