Form 10-Q
period 2001-04-30
LOUDCLOUD INC
filed 2001-06-13
CIK 1100813

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             -------------------
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
                         Commission File No. 000-32377

                                LOUDCLOUD, INC.
            (Exact name of Registrant as specified in its charter)

                              -------------------

           Delaware                                             94-3340178
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            599 N. Mathilda Avenue
                             Sunnyvale, CA  94085
                       (Address, including zip code, of
                   Registrant's principal executive offices)
      Registrant's telephone number, including area code: (408) 744-7300

                              -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     There were 75,944,022 shares of the Company's Common Stock, par value $0.001, outstanding on June 1, 2001.

================================================================================

                               TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION................................................................   1

Item 1        Financial Statements.................................................................   2

              Condensed Consolidated Balance Sheets.................................................  2
              Condensed Consolidated Statements Of Operations.......................................  3
              Condensed Consolidated Statements Of Cash Flows.......................................  4
              Notes To Condensed Consolidated Financial Statements..................................  5

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations.  8

Item 3        Quantitative and Qualitative Disclosure about Market Risk............................  24

PART II       OTHER INFORMATION....................................................................  25

Item 1        Legal Proceedings....................................................................  25

Item 2        Changes in Securities................................................................  25

Item 3        Defaults upon Senior Securities......................................................  26

Item 4        Submission of Matters to a Vote of Security Holders..................................  26

Item 5        Other Information....................................................................  26

Item 6        Exhibits and Reports on Form 8-K.....................................................  26

Signature..........................................................................................  28

                         PART I  FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance, and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

     . the anticipated market trends and uncertainties;

     . the anticipated cost of our revenues;

     . our expectations concerning our sales and marketing expenses;

     . the anticipated decreases in our operating expenditures, including research and development and general and administrative expenses;

     . the anticipated additional capital expenditures and lease commitments;

     . the adequacy of our capital resources to fund our operations;

     . the anticipated amortization of deferred compensation; and

     . the anticipated charges related to our cost restructuring initiatives.

     These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results" in this Quarterly Report on Form 10-Q.

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

ITEM 1.  FINANCIAL STATEMENTS

                                LOUDCLOUD, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                   April 30,                 January 31,
                                                                                     2001                       2001 (1)
                                                                                  ----------                 -----------
                             ASSETS                                               (unaudited)
Current assets:
  Cash and cash equivalents.....................................                   $ 176,975                   $  43,438
  Short-term investments........................................                           -                      10,244
  Accounts receivable, net......................................                       7,753                       7,558
  Prepaid expenses and other current assets.....................                       3,092                       4,961
                                                                                   ---------                   ---------
       Total current assets.....................................                     187,820                      66,201
Property and equipment, net.....................................                      56,203                      53,280
Restricted cash.................................................                      27,740                      26,740
Other assets....................................................                         839                       1,991
                                                                                   ---------                   ---------
Total assets....................................................                   $ 272,602                   $ 148,212
                                                                                   =========                   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................                   $  13,417                   $  18,171
  Other accrued liabilities.....................................                      16,791                      12,724
  Deferred revenue..............................................                      15,912                      13,759
  Capital lease obligations, current portion....................                       2,878                       1,904
                                                                                   ---------                   ---------
       Total current liabilities................................                      48,998                      46,558
Capital lease obligations, net of current portion...............                       1,252                         912
Senior discount notes...........................................                      44,152                      42,151

Commitments

Stockholder's equity:
  Convertible preferred stock...................................                           -                          26
  Common stock..................................................                          79                          21
Additional paid-in capital......................................                     556,082                     393,127
Notes receivable from stockholders..............................                      (5,747)                     (5,793)
Deferred stock compensation.....................................                     (73,009)                    (89,909)
Accumulated deficit.............................................                    (299,244)                   (238,931)
Accumulated other comprehensive income..........................                          39                          50
                                                                                   ---------                   ---------
       Total stockholders' equity...............................                     178,200                      58,591
                                                                                   ---------                   ---------
       Total liabilities and stockholders' equity...............                   $ 272,602                   $ 148,212
                                                                                   =========                   =========

--------------
(1) The balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                                LOUDCLOUD, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                                            Three months ended
                                                                                                  April 30,
                                                                                    ------------------------------------
                                                                                      2001                       2000
                                                                                    --------                  ----------
Net revenues....................................................                    $ 11,662                  $       86
Cost and expenses:
 Cost of revenues*..............................................                      29,491                       4,075
 Research and development*......................................                       7,283                       1,330
 Sales and marketing*...........................................                      11,968                       1,043
 General and administrative*....................................                       5,708                       1,585
 Amortization of deferred stock compensation....................                      16,900                       5,846
                                                                                    --------                  ----------
   Total cost and expenses......................................                      71,350                      13,879
                                                                                    --------                  ----------
Loss from operations............................................                     (59,688)                    (13,793)
Interest and other income (expense), net........................                        (625)                       (808)
                                                                                    --------                  ----------
Net loss........................................................                    $(60,313)                 $  (14,601)
                                                                                    ========                  ==========
Basic and diluted net loss per share applicable to common
 stockholders...................................................                    $  (1.25)                 $(1,175.98)
                                                                                    ========                  ==========
Shares used in computing basic and diluted net loss per share
 applicable to common stockholders..............................                      48,414                          12
                                                                                    ========                  ==========
--------------
* Excludes amortization of deferred stock compensation of the following:
  Cost of revenue...............................................                     $ 4,953                      $1,637
  Research and development......................................                       3,043                       1,041
  Sales and marketing...........................................                       4,587                       1,713
  General and administrative....................................                       4,317                       1,455
                                                                                    --------                  ----------
       Total amortization of deferred stock compensation........                     $16,900                      $5,846
                                                                                    ========                  ==========

                            See accompanying notes.

                                LOUDCLOUD, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                        Three months ended April 30,
                                                                                    ------------------------------------
                                                                                      2001                        2000
                                                                                    --------                    --------
Operating activities:
Net loss........................................................                    $(60,313)                   $(14,601)
Adjustments to reconcile net loss to
net cash from operating activities:
  Depreciation and amortization.................................                       6,332                       1,084
  Accretion on notes payable....................................                       1,741                       1,312
  Accretion on warrants related to senior discount notes........                         260                         196
  Charges related to stock awards to non-employees..............                           -                          60
  Amortization of deferred stock compensation...................                      16,900                       5,846
  Changes in operating assets and liabilities:
      Accounts receivable.......................................                        (195)                       (830)
      Prepaids, other assets and other current assets...........                       3,021                      (5,711)
      Accounts payable..........................................                      (4,754)                     13,338
      Other accrued liabilities.................................                       4,067                       1,106
      Deferred revenue..........................................                       2,153                       2,529
                                                                                    --------                    --------
         Net cash provided by (used in) operating activities....                     (30,788)                      4,329
Investing activities:
  Purchases of property and equipment...........................                      (5,229)                    (18,324)
  Maturities and sales of available-for-sale investments........                      10,244                           -
  Increase in restricted cash...................................                      (1,000)                          -
                                                                                    --------                    --------
         Net cash provided by (used in) investing activities....                       4,015                     (18,324)
Financing activities:
  Proceeds from issuance of common stock, net...................                     162,987                          29
  Proceeds from issuance of senior discount notes...............                           -                      45,137
  Payments on lease obligations.................................                      (2,723)                          -
  Repayment of notes receivable.................................                          46                           -
                                                                                    --------                    --------
         Net cash provided by financing activities..............                     160,310                      45,166
                                                                                    --------                    --------
Net increase in cash and cash equivalents.......................                     133,537                      31,171
Cash and cash equivalents at beginning of period................                      43,438                      20,479
                                                                                    --------                    --------
Cash and cash equivalents at end of period......................                    $176,975                    $ 51,560
                                                                                    ========                    ========

Supplemental disclosures of cash flow information
  Cash paid for interest........................................                    $     89                    $      -
Supplemental schedule of noncash investing and financing
  activities
  Issuance of warrants in conjunction with senior discount notes                    $      -                    $  9,827
  Issuance of common stock in exchange for notes receivable.....                           -                         180
  Equipment purchased under capital lease.......................                       4,037                           -
  Conversion of Series A convertible preferred stock to common                             -                          40
   stock........................................................

                            See accompanying notes.

                                LOUDCLOUD, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Loudcloud, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Loudcloud, Inc. and its wholly owned subsidiary (collectively "Loudcloud" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at April 30, 2001 and the operating results and cash flows for the three months ended April 30, 2001 and 2000, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended January 31, 2001 included in the Company's Annual Report on Form 10-K filed April 25, 2001 with the Securities and Exchange Commission. The condensed balance sheet at January 31, 2001 has been derived from audited financial statements as of that date.

     The results of operations for the three months ended April 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending January 31, 2002.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains were $39,000 and $50,000 as of April 30, 2001 and January 31, 2001, respectively. Interest and dividends on all securities are included in interest income.

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

     Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. The Company generally guarantees 100% scheduled uptime to its customers on a monthly basis. The Company reduces revenue for credits given for estimated unscheduled downtime on a monthly basis. For the three months ended April 30, 2001, one customer accounted for 11% of the Company's net revenues. No other customer accounted for more than 10% of the Company's net revenues.

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

Comprehensive Loss

     The Company's total consolidated comprehensive net loss was $60.3 million and $14.6 million for the three months ended April 30, 2001 and 2000, respectively.

Net loss per share

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                                            Three months ended
                                                                                                 April 30,
                                                                                    ------------------------------------
                                                                                      2001                        2000
                                                                                    --------                    --------
                                                                                                  (unaudited)
Numerator:
 Consolidated net loss applicable to common stockholders........                    $(60,313)                   $(14,601)
                                                                                    ========                    ========
Denominator:
  Weighted-average shares of common stock outstanding...........                      63,457                      16,809
  Weighted-average shares subject to repurchase.................                     (15,043)                    (16,797)
                                                                                    --------                    --------
  Denominator for basic and diluted consolidated net loss per                         48,414                          12
   share applicable to common stockholders......................                    ========                    ========

  Conversion of preferred stock (pro forma).....................                           -                      19,351
  Denominator for basic and diluted consolidated net loss per                         48,414                      19,363
   share applicable to common stockholders......................                    ========                    ========
Consolidated net loss applicable to common stockholders per
 share:
  Basic and diluted.............................................                      $(1.25)                     $(0.75)
                                                                                    ========                    ========

NOTE 3.  SUBSEQUENT EVENTS

Cost Restructuring Plan

     In May 2001, the Company initiated a cost restructuring plan. Among the cost restructuring initiatives was a workforce reduction of 19%, representing 122 employees and resulting in a post-restructuring workforce of 507 employees. In addition, the Company is taking steps to improve utilization of its existing investments in technology and data center facilities. The Company expects to incur a charge of approximately $25.0 to $28.0 million related to these initiatives.

     The following information should be read in conjunction with the Company's Annual Report on Form 10-K filed on April 25, 2001 with the Securities and Exchange Commission and "Factors That May Affect Future Results" herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We offer businesses a new class of Internet infrastructure services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. We offer our Smart Cloud(TM) services through the Loudcloud Infrastructure Network to provide businesses with guaranteed levels of reliability and the ability to quickly and efficiently grow their Internet operations, helping them to reduce the time it takes to build or expand their Internet operations.

     We were founded in September 1999. From inception through January 2000, we developed our initial service offerings, hired employees and began to market our services. We deployed our first customer in February 2000. We generate revenue from the sale of services which our customers purchase through customer service agreements, which generally have terms of one to three years. Our agreements are renewed automatically for periods ranging from three months to one year, unless terminated prior to the expiration of the initial term. We recognize revenue related to these agreements ratably over the period the managed services are provided to the respective customers. The amount of revenue we realize under these agreements may ultimately be less than the minimum committed value of these agreements. For instance, revenue may not be recorded as a result of down-time or other credits. Additionally, these agreements are subject to our standard termination provisions, including breach or insolvency by either party to the agreement. Finally, customers' ability to pay these amounts could become limited in the future based on their operating results.

     In May 2001, we initiated a cost restructuring plan. Among the cost restructuring initiatives was a workforce reduction of 19%, representing 122 employees and resulting in a post-restructuring workforce of 507 employees. In addition, we are taking steps to improve utilization of our existing investments in technology and data center facilities. We expect to incur a charge of approximately $25.0 to $28.0 million related to these initiatives.

Results of Operations

     Net revenue. Net revenue was $11.7 million during the three months ended April 30, 2001 and $86,000 during the three months ended April 30, 2000. Net revenue increased as a result of the deployment of customers and an increased demand for our services due to the growth of our direct sales force. For the three months ended April 30, 2001, one customer accounted for 11% of our net revenues. No other customer accounted for more than 10% of our net revenues.

     Cost of revenue. Cost of revenues were $29.5 million during the three months ended April 30, 2001 and $4.1 million during the three months ended April 30, 2000. Cost of revenue increased as a result of renting equipment and depreciating and amortizing purchased equipment and software to meet customer demand. In addition, cost of revenue increased due to an increase in the number of employees who provide services to our customers and our lease of additional third-party data center space. We expect that our cost of revenue will decrease in the next fiscal quarter due to a decrease in headcount as a result of the cost restructuring initiatives.

     Research and development. Research and development expenses were $7.3 million during the three months ended April 30, 2001 and $1.3 million during the three months ended April 30, 2000. Research and development expenses increased primarily as a result of an increase in related employee headcount, the rental of equipment, and the depreciation of purchased equipment used in the potential development of new service offerings. We expect that our research and development costs will decrease in the next fiscal quarter due to a decrease in headcount as a result of the cost restructuring initiatives. We believe the ongoing developments of our Opsware(TM) technology and other technical capabilities are an important part of our overall strategy.

     Sales and marketing. Sales and marketing expenses were $12.0 million during the three months ended April 30, 2001 and $1.0 million during the three months ended April 30, 2000. Sales and marketing expenses increased primarily as a result of an increase in the sales force and the related employee headcount, commissions paid on sales to customers, the opening of additional field offices to support our direct sales force and promotional expenses. We expect the investment in our sales and marketing costs to be approximately the same in the next fiscal quarter as this fiscal quarter.

     General and administrative. General and administrative expenses were $5.7 million during the three months ended April 30, 2001 and $1.6 million during the three months ended April 30, 2000. General and administrative expenses increased primarily as a result of increases in administrative and management personnel and expenses necessary to support and scale our operations. The general and administrative expenses also reflected increased recruiting costs and outside professional advisor costs. We expect that our general and administrative costs will decrease in the next fiscal quarter due to a decrease in headcount as a result of the cost restructuring initiatives.

     Stock-based compensation. Stock-based compensation expense was $16.9 million during the three months ended April 30, 2001 and $5.8 million during the three months ended April 30, 2000. The increase was due primarily to the amortization of expenses related to our grants of stock purchase rights and options with exercise prices below the deemed fair value of our common stock.

     Interest and other income (expense), net. Interest and other income (expense), net, was an expense of ($625,000) during the three months ended April 30, 2001, and was an expense of ($808,000) during the three months ended April 30, 2000. This decrease of expense was due primarily to the investment interest income earned on proceeds from our Series C preferred stock issuance in June 2000 and initial public offering proceeds received in March 2001.

     Provision for income taxes. We have incurred losses for both income tax and financial statement purposes for all periods presented. Accordingly, no provision for income taxes has been recorded. As of January 31, 2001, we had federal and state net operating loss carryforwards of $119.5 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2008 and 2020, respectively. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carry-forwards before they expire.

Liquidity and Capital Resources

     Prior to our initial public offering, operations were financed primarily through the private placement of our preferred stock, sale of our senior discount notes and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. In March 2001, we completed the initial public offering and a private placement to Compaq of our common stock and realized net proceeds from the offering of approximately $163.0 million. As of April 30, 2001, we had $204.7 million in cash and cash equivalents, short-term investments and restricted cash.

     Net cash used in operating activities was $30.8 million for the three months ended April 30, 2001. Net cash provided by operating activities was $4.3 million for the three months ended April 30, 2000. Net cash used in operating activities for the three months ended April 30, 2001 was primarily the result of a net loss, offset by non-cash stock compensation expense and depreciation and amortization and a decrease in prepaids, other assets and other current assets. Net cash provided by operating activities for the three months ended April 30, 2000, was primarily attributable to the increase in accounts payable, non-cash stock compensation expense, other accrued liabilities and deferred revenue partially offset by the net loss for the period and a decrease in prepaids, other assets and other current assets.

     Net cash provided by investing activities was $4.0 million for the three months ended April 30, 2001. Net cash used in investing activities was $18.3 million for the three months ended April 30, 2000. Net cash provided by investing activities for the three months ended April 30, 2001 consisted primarily of maturities and sales of short term investments partially offset by investments in capital equipment and an increase in restricted cash. Net cash used in investing activities for the three months ended April 30, 2000 consisted of investments in capital equipment.

     Net cash provided by financing activities was $160.3 million for the three months ended April 30, 2001 and $45.2 million for the three months ended April 30, 2000. Net cash provided by financing activities in the three months ended April 30, 2001 was primarily attributable to net proceeds from the sale of common stock in the initial public offering and, to a lesser extent, sale of common stock to Compaq. Net cash provided by financing activities in the three months ended April 30, 2000, was primarily attributable to net proceeds from the sale of senior discount notes.

     We have an aggregate of $30.9 million available under equipment lease credit facilities as of April 30, 2001. Under the equipment lease credit facilities, we are entitled to lease equipment with payment terms extending to 24 months. Amounts outstanding under these facilities bear effective rates of interest ranging from approximately 12% to 14% and are secured by the related leased assets.

     As of April 30, 2001, our principal commitments consisted of obligations outstanding under senior discount notes and operating and capital leases. We have no material commitments for capital expenditures. In the next fiscal quarter we expect no significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through private equity, equipment lease facilities, bank financings or other types of financing. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and levels of our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Factors That May Affect Future Results

     Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

     We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of April 30, 2001, we had an accumulated deficit of $299.2 million, which includes approximately $160.9 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock.

     We expect to increase our operating expenses in the future. To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs per customer. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate, if we do not increase utilization of our leased third-party data center space and technology infrastructure or if our operating or capital expenses increase more than we expect, our operating results will suffer. Moreover, we will continue to incur significant operating losses and negative cash flow for the foreseeable future. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

     We have rapidly expanded our business since we were founded in September 1999. We have increased our number of employees from 71 as of January 31, 2000, to 586 as of January 31, 2001, and to 628 as of April 30, 2001. In May 2001, we instituted a number of cost restructuring initiatives, which included a reduction in force resulting in a post-restructuring work force of 507 employees. As of June 1, 2001 we had 504 employees. We estimate our reduction in force in May will result in a charge of approximately $25.0 to $28.0 million. The growth of our business has placed, and will continue to place, a significant strain on management systems and other resources. We expect our business to continue to grow in terms of number of customers and number of services we offer. There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

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

If we are unable to further diversify our customer base, a significant portion of our net revenue will continue to be derived from Internet-based businesses, which could weaken our financial position.

     Our customers include established enterprises, application service providers and Internet-based businesses. During the quarter ended April 30, 2001, we derived approximately 21% of our net revenue from customers that are Internet-based businesses. No single Internet-based business accounted for more than 10% of our net revenue during that period. Although we are planning to further diversify our customer base, we may not continue to be successful in this diversification. In our experience, certain of our Internet-based businesses have exhibited less financial stability and represent greater credit risks than established enterprises and application service providers. To the extent we continue to rely significantly on Internet-based customers, we will be subject to an increased risk that these customers encounter financial difficulties and fail to pay for our services or delay payment substantially, which would adversely affect our net revenue and other financial results.

The Internet infrastructure services market is new, and our business will suffer if the market does not develop as we expect.

     The Internet infrastructure services market is new and may not grow or be sustainable. Potential customers may choose not to purchase operations services from a third-party provider due to concerns about security, reliability, cost or system availability. It is possible that our services may never achieve market acceptance. We have a limited number of customers and have deployed our services a limited number of times. In addition, we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the Internet infrastructure services market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our services and the rate of our revenue growth may decline.

Sales efforts involving large enterprises and traditional businesses will lengthen our sales and deployment cycles, which may cause our financial results to suffer.

     Sales to large enterprises and traditional businesses generally have a longer sales cycle than sales to Internet-based businesses, and the length of this sales cycle has been increasing in response to current economic conditions. As a result, as we continue to expend greater sales resources on these accounts, our average sales cycle will increase, which could make it more difficult for us to forecast revenue and plan expenditures. In addition, the time it takes to deploy our services with these accounts is long, especially in light of current economic conditions, which delays our ability to recognize revenue from sales to these accounts. Any increasing delays could postpone our ability to become profitable.

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

     We provide our services through customer service agreements with our customers. Many of our initial customer service agreements had one-year terms. Since we have only recently begun to provide these services, only a relatively small number of our customer service agreements have expired. Therefore, we have limited historical information with which to forecast future demand for our services from our existing customer base after existing contracts expire. Whether or not customers renew our services will depend, in large part, on their level of customer satisfaction. Accordingly, we must invest sufficient resources in our customer satisfaction programs and instill a high level of customer service in all of our employees. If our customers elect not to renew our services or to renew our services at a reduced level, our business and financial results may suffer.

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

     Although we have no current agreements relating to acquisitions or investments in other companies, in the future we may make acquisitions or investments designed to increase our customer base, broaden our offerings and expand our technology platform. We have not made acquisitions or investments in the past, and therefore our ability to conduct acquisitions and investments is unproven. If we fail to evaluate and to execute acquisitions or investments successfully, they may seriously harm our business. To complete an acquisition successfully, we must:

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

     As of April 30, 2001, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 45.2% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of June 1, 2001, we have 75,944,022 shares of common stock outstanding. Our officers and directors, employees, consultants and most non-employee stockholders are subject to agreements with the underwriters of our initial public offering or us that restrict their ability to transfer their stock until September 5, 2001, 180 days from the effective date of our initial public offering of common stock, or earlier at Goldman, Sachs & Co.'s and Morgan Stanley & Co. Incorporated's discretion. Assuming no discretionary releases by Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated, approximately 37,000,000 shares will be released on September 5, 2001 and approximately 12,000,000 shares will be eligible for sale by such stockholders from time to time after September 5, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                          PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     During the fiscal quarter ended April 30, 2001, we issued and sold the following unregistered securities:

     On February 5, 2001, we sold 4,350 shares of common stock to a consultant for an aggregate purchase price of $34,800.00 pursuant to the exercise of a stock option.

     On February 28, 2001, we issued to Accenture a warrant to purchase up to 250,000 shares of our common stock at an exercise price equal to $6.00 per share. The warrant expires on February 28, 2004.

     On March 14, 2001, we sold 877,192 shares of common stock to CPQ Holdings, Inc., an affiliate of Compaq, for an aggregate purchase price of $4,999,994.40.

     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Rule 506 under Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

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

     We paid to the underwriters underwriting discounts and commissions totaling $12,075,000 in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $2,425,000 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $14,500,000. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $158,000,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 7, 2001, the holders of a majority of our outstanding stock approved by written consent a reverse stock split of our outstanding common stock and preferred stock pursuant to which every two shares of common stock was combined and exchanged into one share of common stock and every two shares of preferred stock was combined and exchanged into one share of preferred stock.
In addition, on February 7, 2001, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation then in effect in order to accomplish the reverse stock split and approved an amendment to our Amended and Restated Certificate of Incorporation which became effective upon the effectiveness of our initial public offering which increased the number of shares of authorized common stock to 200,000,000.

     On February 9, 2001, the holders of a majority of our outstanding stock approved by written consent an amendment to our 2000 Stock Plan increasing the total number of shares reserved for issuance under the plan by 1,000,000.

     On March 1, 2001, the holders of a majority of our outstanding stock approved by written consent an amendment to our 2000 Incentive Stock Plan (i) increasing the total number of shares which can be granted to any of our service providers under the plan by 500,000; (ii) increasing the total number of shares which can be granted to any of our service providers under the plan in connection with his or her initial service by 1,000,000; (iii) increasing the total number of shares which can be granted to any outside director by 25,000; and (iv) increasing the total number of shares which can be granted to any outside director in connection with each of our annual meetings of stockholders by 20,000. In addition, on March 1, 2001, our stockholders approved an amendment to our 2000 Employee Stock Purchase Plan (i) increasing the total number of shares reserved for issuance under the plan by 900,000 and (ii) changing the number of additional shares to be added to the plan as an annual increase beginning on the first day of our fiscal year beginning in 2003 to be equal to the lesser of (a) two percent of the outstanding shares of our capital stock on such date, (b) 5,000,000 shares, and (c) a lesser amount as determined by our Board of Directors.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     None.

     (b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOUDCLOUD, INC.

                                         /s/ Roderick M. Sherwood, III
                                         -----------------------------
                                         Roderick M. Sherwood, III
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

Dated:  June 13, 2001