Form 10-Q
period 2001-07-31
LOUDCLOUD INC
filed 2001-09-14
CIK 1100813

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

  [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

                                       or

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission file number: 000-32377

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes [x] No [_]

     There were 75,950,838 shares of the Company's Common Stock, par value $0.001, outstanding on August 31, 2001.



================================================================================

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION ..........................................................  1

Item 1.   Financial Statements ...........................................................  2
          Condensed Consolidated Balance Sheets ..........................................  2
          Condensed Consolidated Statements of Operations ................................  3
          Condensed Consolidated Statements of Cash Flows ................................  4
          Notes To Condensed Consolidated Financial Statements ...........................  5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations .....................................................................  9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk ...................... 26

PART II   OTHER INFORMATION .............................................................. 27

Item 1.   Legal Proceedings .............................................................. 27

Item 2.   Changes in Securities .......................................................... 27

Item 3.   Defaults upon Senior Securities ................................................ 27

Item 4.   Submission of Matters to a Vote of Security Holders ............................ 27

Item 5.   Other Information .............................................................. 27

Item 6.   Exhibits and Reports on Form 8-K ............................................... 28

Signature ................................................................................ 29

                          PART I FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

     .    the anticipated market trends and uncertainties;

     .    the anticipated cost of our revenues;

     .    our expectations concerning our sales and marketing expenses;

     . our expectations regarding ongoing developments of our Opsware technology and other technical capabilities;

     . the anticipated increase in customers and expansion of our service offerings and target markets;

     . the anticipated expansion in our direct and indirect sales organizations;

     . the anticipated increase in our operating expenditures, including research and development and general and administrative expenses;

     .    the anticipated capital expenditures and lease commitments;

     .    the adequacy of our capital resources to fund our operations;

     .    the anticipated continuation of expansion into foreign markets; and

     . the anticipated effect of our cost restructuring initiatives on our results of operations.

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

ITEM 1.  FINANCIAL STATEMENTS

                                 LOUDCLOUD, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          July 31, 2001        January 31, 2001
                                                                        -----------------    --------------------
                                                                           (unaudited)               (A)
                               ASSETS
Current assets:
   Cash and cash equivalents ........................................     $     142,715          $      43,438
   Short-term investments ...........................................                --                 10,244
   Accounts receivable, net .........................................             8,301                  7,558
   Prepaid expenses and other current assets ........................             1,862                  4,961
                                                                          -------------          -------------
      Total current assets ..........................................           152,878                 66,201
Property and equipment, net .........................................            52,216                 53,280
Restricted cash .....................................................            26,740                 26,740
Other assets ........................................................               785                  1,991
                                                                          -------------          -------------
Total assets ........................................................     $     232,619          $     148,212
                                                                          =============          =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................     $      11,747          $      18,171
   Other accrued liabilities ........................................            19,689                 12,724
   Deferred revenue .................................................            13,515                 13,759
   Accrued restructuring costs ......................................            22,892                     --
   Capital lease obligations, current portion .......................             2,749                  1,904
                                                                          -------------          -------------
      Total current liabilities .....................................            70,592                 46,558
Capital lease obligations, net of current portion ...................               909                    912
Senior discount notes ...............................................            46,153                 42,151

Commitments

Stockholder's equity:
   Convertible preferred stock ......................................                --                     26
   Common stock .....................................................                75                     21
Additional paid-in capital ..........................................           540,299                393,127
Notes receivable from stockholders ..................................            (3,583)                (5,793)
Deferred stock compensation .........................................           (46,628)               (89,909)
Accumulated deficit .................................................          (375,231)              (238,931)
Accumulated other comprehensive income ..............................                33                     50
                                                                          -------------          -------------
      Total stockholders' equity ....................................           114,965                 58,591
                                                                          -------------          -------------
      Total liabilities and stockholders' equity ....................     $     232,619          $     148,212
                                                                          =============          =============

_______________________
(A) The balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                 LOUDCLOUD, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   Three months ended              Six months ended
                                                                        July 31,                       July 31,
                                                              -----------------------------  -----------------------------
                                                                   2001           2000           2001            2000
                                                              -------------- --------------  ------------   --------------
                                                               (unaudited)     (unaudited)    (unaudited)        (A)
Net revenues ...............................................   $    14,088     $     1,855    $    25,750    $     1,941
   Cost and expenses:
   Cost of revenues* .......................................        28,045           9,654         57,536         13,729
   Research and development* ...............................         5,336           2,968         12,619          4,298
   Sales and marketing* ....................................        11,467           3,249         23,435          4,292
   General and administrative* .............................         4,585           1,869         10,293          3,454
   Restructuring costs .....................................        30,162              --         30,162             --
   Amortization of deferred stock compensation .............        10,282          18,518         27,182         24,364
                                                               -----------     -----------    -----------    -----------
       Total cost and expenses .............................        89,877          36,258        161,227         50,137
                                                               -----------     -----------    -----------    -----------
Loss from operations .......................................       (75,789)        (34,403)      (135,477)       (48,196)
Interest and other income (expense), net ...................          (198)           (439)          (823)        (1,247)
                                                               -----------     -----------    -----------    -----------
Net loss ...................................................   $   (75,987)    $   (34,842)   $  (136,300)   $   (49,443)
Series C convertible preferred stock deemed dividend .......            --         (67,530)            --        (67,530)
                                                               -----------     -----------    -----------    -----------
Net loss applicable to common shareholders .................   $   (75,987)    $  (102,372)   $  (136,300)   $  (116,973)
                                                               ===========     ===========    ===========    ===========
Basic and diluted net loss per share applicable to
   common stockholders .....................................   $     (1.19)    $ (2,647.32)   $     (2.42)   $ (4,553.73)
                                                               ===========     ============   ===========    ===========
Shares used in computing basic and diluted net loss per
   share applicable to common stockholders .................        63,876              39         56,273             26
                                                               ===========     ===========    ===========    ===========

_________________________
*    Excludes amortization of deferred stock compensation of the following:

    Cost of revenue ........................................   $     3,255     $     4,904    $     8,208    $     6,541
    Research and development ...............................         2,217           2,882          5,260          3,923
    Sales and marketing ....................................         1,540           6,268          6,127          7,981
    General and administrative .............................         3,270           4,464          7,587          5,919
                                                               -----------     -----------    -----------    -----------
    Total amortization of deferred stock compensation ......   $    10,282     $    18,518    $    27,182    $    24,364
                                                               ===========     ===========    ===========    ===========

(A) The statement of operations for the six months ended July 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                 LOUDCLOUD, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Six months ended July 31,
                                                                                                -----------------------------
                                                                                                  2001                 2000
                                                                                                --------              -------
                                                                                               (unaudited)              (A)
Operating activities:
Net loss ................................................................................       $(136,300)          $ (49,443)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation and amortization ........................................................          13,127               3,677
   Accretion on notes payable ...........................................................           3,482               2,803
   Accretion on warrants related to senior discount notes ...............................             520                 382
   Charges related to stock awards to non-employees .....................................              --                 208
   Amortization of deferred stock compensation ..........................................          27,182              24,364
   Non-cash restructuring costs .........................................................           2,878
   Changes in operating assets and liabilities:
       Accounts receivable ..............................................................            (743)             (1,871)
       Prepaids, other assets and other current assets ..................................           4,305              (1,549)
       Accounts payable .................................................................          (6,424)              8,573
       Other accrued liabilities ........................................................           6,965               2,367
       Restructuring costs ..............................................................          22,892                  --
       Deferred revenue .................................................................            (244)              5,205
                                                                                                ---------           ---------
          Net cash used in operating activities .........................................         (62,360)             (5,284)
Investing activities:
   Purchases of property and equipment ..................................................          (9,168)            (33,798)
   Maturities and sales of available-for-sale investments ...............................          10,244                  --
   Increase in restricted cash ..........................................................              --              (2,274)
                                                                                                ---------           ---------
          Net cash provided by (used in) investing activities ...........................           1,076             (36,072)
Financing activities:
   Proceeds from issuance of preferred stock, net .......................................              --             118,809
   Proceeds from issuance of common stock, net ..........................................         160,404                 215
   Proceeds from issuance of senior discount notes ......................................              --              45,137
   Payments on lease obligations ........................................................          (2,053)               (705)
   Repayment of notes receivable ........................................................           2,210                  12
                                                                                                ---------           ---------
Net cash provided by financing activities ...............................................         160,561             163,468
                                                                                                ---------           ---------
Net increase in cash and cash equivalents ...............................................          99,277             122,112
Cash and cash equivalents at beginning of period ........................................          43,438              20,479
                                                                                                ---------           ---------
Cash and cash equivalents at end of period ..............................................       $ 142,715           $ 142,591
                                                                                                =========           =========
Supplemental disclosures of cash flow information
   Cash paid for interest ...............................................................       $     132           $       5
Supplemental schedule of noncash investing and financing activities
   Issuance of warrants in conjunction with senior discount notes .......................       $      --           $   9,827
   Issuance of common stock in exchange for notes receivable ............................              --               3,524
   Issuance of Series C convertible preferred stock in exchange for notes
      receivable ........................................................................              --               1,050
   Equipment purchased under capital lease ..............................................           2,895               1,730
   Series C convertible preferred stock, non-cash deemed dividend .......................              --              67,530

______________
(A) The statement of cash flows for the six months ended July 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                 LOUDCLOUD, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Loudcloud, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Loudcloud, Inc. and its wholly owned subsidiary (collectively "Loudcloud" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at July 31, 2001 and the operating results and cash flows for the six months ended July 31, 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended January 31, 2001 included in the Company's Annual Report on Form 10-K filed April 25, 2001 with the Securities and Exchange Commission. The condensed balance sheet at January 31, 2001 has been derived from audited financial statements as of that date. The operating results and cash flows for the six months ended July 31, 2000 have been derived from the Company's audited financial statements and notes included in the Company's Registration Statement on Form S-1 filed September 26, 2000 with the Securities and Exchange Commission.

     The results of operations for the six months ended July 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending January 31, 2002.

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

     Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains were $35,000 as of July 31, 2001. Interest and dividends on all securities are included in interest income.

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

     Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. The Company generally guarantees 100% scheduled uptime to its customers on a monthly basis. The Company reduces revenue for credits given for estimated unscheduled downtime on a monthly basis. In the three months ended July 31, 2001, customers B and I accounted for 23% and 11% of the Company's net revenue, respectively. As of July 31, 2001, customers I and J accounted for 15% and 14% of the Company's accounts receivable balance, respectively.

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

Comprehensive Loss

     The Company's total consolidated comprehensive net loss was $76.0 million and $102.4 million for the three months ended July 31, 2001 and 2000, respectively. The Company's total consolidated comprehensive net loss was $136.3 million and $117.0 million for the six months ended July 31, 2001 and 2000, respectively.

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


                                                                          Three months ended                Six months ended
                                                                               July 31,                          July 31,
                                                                      ---------------------------     ------------------------------
                                                                         2001             2000           2001                2000
                                                                      ----------       ----------     -----------        -----------
                                                                      (unaudited)     (unaudited)     (unaudited)
Numerator:
   Consolidated net loss applicable to common
      stockholders .............................................       $ (75,987)       $(102,372)       $(136,300)       $(116,973)
                                                                       =========        =========        =========        =========
Denominator:
   Weighted-average shares of common stock outstanding .........          77,133           19,513           70,418           18,168
   Weighted-average shares subject to repurchase ...............         (13,257)         (19,474)         (14,145)         (18,142)
                                                                       ---------        ---------        ---------        ---------
   Denominator for basic and diluted consolidated net
      loss per share applicable to common stockholders .........          63,876               39           56,273               26
                                                                       =========        =========        =========        =========
   Conversion of preferred stock (pro forma) ...................              --           22,291               --           20,826


                                                                Three months ended          Six months ended
                                                                     July 31,                    July 31,
                                                            -------------------------   -------------------------
                                                                2001          2000          2001          2000
                                                            -----------   -----------   -----------   -----------
                                                            (unaudited)   (unaudited)   (unaudited)
   Denominator for basic and diluted consolidated net
      loss per share applicable to common
      stockholders ......................................       63,876        22,330        56,273        20,852
                                                            ==========    ==========    ==========    ==========
Consolidated net loss applicable to common
   stockholders per share:
   Basic and diluted ....................................   $    (1.19)   $    (4.58)   $    (2.42)   $    (5.61)
                                                            ==========    ==========    ==========    ==========

NOTE 3. RESTRUCTURING COSTS

     In May 2001, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and an accrual for excess and obsolete equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring which were recorded during the second quarter of fiscal 2002.

Worldwide workforce reduction

     The restructuring program resulted in the reduction of 122 regular employees across all business functions, operating units and geographic regions. The worldwide workforce reductions were substantially completed in the second quarter of fiscal 2002. The Company recorded a workforce reduction charge of approximately $5.4 million relating primarily to severance, equity and fringe benefits. In addition, the number of temporary and contract workers employed by the Company was reduced.

Consolidation of excess facilities

     The consolidation of excess facilities includes the closure of certain corporate facilities and sales offices that are no longer occupied. The Company recorded a restructuring charge of approximately $20.6 million for excess facilities relating primarily to non-cancelable lease costs, net of sub-lease income.

Disposal of property and equipment

     Equipment that was disposed of or removed from operations resulted in a charge of $4.2 million, consisted primarily of computer equipment, and related software.

     A summary of the restructuring costs and other special charges is outlined as follows (in millions):

                                                                                          Restructuring
                                                                Noncash        Cash       Liabilities at
                                               Total Charge     Charges      Payments     July 31, 2001
                                               ------------  ------------  ------------  ---------------
Workforce reduction .........................    $    5.4      $   (2.9)     $   (1.7)      $    0.8
Consolidation of excess facilities ..........        20.6            --          (2.0)          18.6
Disposal of property and equipment ..........         4.2            --          (0.7)           3.5
                                                 --------      --------      --------       --------
Total .......................................    $   30.2      $   (2.9)     $   (4.4)      $   22.9
                                                 ========      ========      ========       ========

     Remaining cash expenditures relating to workforce reductions will be substantially paid in the third quarter of fiscal 2002. Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through fiscal 2004. Amounts remaining related to the disposal of equipment will paid over the respective equipment lease terms through fiscal 2003.

NOTE 4.  SUBSEQUENT EVENTS

     The Company is currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that it will not be materially affected. These lawsuits, which are pending in the U.S. District Court for the Southern District of New York, are being brought as a class action on behalf of all purchasers of the Company's common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. The Company anticipates that it will incur associated litigation expense in connection with these lawsuits.

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

     We were founded in September 1999. From inception through January 2000, we developed our initial service offerings, hired employees and began to market our services. We deployed our first customer in February 2000. We generate revenue from the sale of services that our customers purchase through customer service agreements, which generally have terms of one to three years. Our agreements are generally renewed automatically for periods ranging from three months to one year, unless terminated prior to the expiration of the initial term. We recognize revenue related to these agreements ratably over the period the managed services are provided to the respective customers. The amount of revenue we realize under these agreements may ultimately be less than the minimum committed value of these agreements. For instance, revenue may not be recorded as a result of downtime or other credits. Additionally, these agreements are subject to our standard termination provisions, including breach or insolvency by either party to the agreement. Finally, customers' ability to pay these amounts could become limited in the future based on their operating results.

     In May 2001, we announced a restructuring program to improve utilization of our existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses.

     In September 2001, we announced an organizational realignment intended to increase operational efficiencies, reduce costs and reduce our cash needs. This organizational realignment will include hiring in some key areas and the elimination of some positions. We expect to incur restructuring costs during the third fiscal quarter of this year in connection with this organizational realignment.

Results of Operations

     Net revenue. Net revenue was $14.1 million during the three months ended July 31, 2001 and $1.9 million during the three months ended July 31, 2000. Net revenue was $25.8 million during the six months ended July 31, 2001 and $1.9 million during the six months ended July 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods resulted primarily from the deployment of additional customers and increased demand for our services. In the three months ended July 31, 2001, two customers accounted for 23% and 11% of our net revenue. As of July 31, 2001, two customers accounted for 15% and 14% of our accounts receivable balance.

     Cost of revenue. Cost of revenue was $28.0 million during the three months ended July 31, 2001 and $9.7 million during the three months ended July 31, 2000. Cost of revenue was $57.5 million during the six months ended July 31, 2001 and $13.7 million during the six months ended July 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to the renting of equipment and depreciating and amortizing purchased equipment and software to meet customer demand. In addition, cost of revenue increased due to an increase in the number of employees who provide services to our customers and our lease of additional third-party data center space. We expect that our cost of revenue will be approximately the same in the next fiscal quarter due to a decrease in headcount as a result of our restructuring initiatives, offset by increased customer equipment and infrastructure costs.

     Research and development. Research and development expenses were $5.3 million during the three months ended July 31, 2001 and $3.0 million during the three months ended July 31, 2000. Research and development expenses were $12.6 million during the six months ended July 31, 2001 and $4.3 million during the six months ended July 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to an increase in related employee headcount, the rental of equipment and the depreciation of purchased equipment used in the potential development of new service offerings. We expect that our research and development costs will be approximately the same in the next fiscal quarter as this fiscal quarter.

     Sales and marketing. Sales and marketing expenses were $11.5 million during the three months ended July 31, 2001 and $3.2 million during the three months ended July 31, 2000. Sales and marketing expenses were $23.4 million during the six months ended July 31, 2001 and $4.3 million during the six months ended July 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to an increase in the sales force and the related employee headcount, commissions paid on sales to customers, the opening of additional field offices to support our direct sales force and promotional expenses. We expect our sales and marketing expenses to be approximately the same in the next fiscal quarter as this fiscal quarter.

     General and administrative. General and administrative expenses were $4.6 million during the three months ended July 31, 2001 and $1.9 million during the three months ended July 31, 2000. General and administrative expenses were $10.3 million during the six months ended July 31, 2001 and $3.5 million during the six months ended July 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to an increase in administrative and management personnel and expenses necessary to support and scale our operations. The general and administrative expenses also reflected increased recruiting costs and outside professional advisor costs. We expect that our general and administrative costs will be approximately the same in the next fiscal quarter as this fiscal quarter.

     Stock-based compensation. Stock-based compensation expense was $10.3 million during the three months ended July 31, 2001 and $18.5 million during the three months ended July 31, 2000. Stock-based compensation expense was $27.2 million during the six months ended July 31, 2001 and $24.4 million during the six months ended July 31, 2000. The decrease in stock-based compensation expense for the three months ended July 31, 2001 as compared to the same period in 2000 was due primarily to the graded vesting method and the restructuring program announced in May 2001. The increase in stock-based compensation for the six months ended July 31, 2001 as compared to the comparable fiscal 2000 period was due primarily to the amortization of expenses related to our grants of stock purchase rights and options with exercise prices below the deemed fair value of our common stock.

     Interest and other income (expense), net. Interest and other income (expense), net, was $(198,000) during the three months ended July 31, 2001 and $(439,000) during the three months ended July 31, 2000. Interest and other income (expense), net, was $(823,000) during the six months ended July 31, 2001 and

$(1.2) million during the six months ended July 31, 2000. The decrease in interest and other expenses for both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to the increase in investment interest income earned on proceeds from our initial public offering proceeds received in March 2001 compared to interest income earned on proceeds received from our Series C preferred stock issuance in June 2000.

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

Liquidity and Capital Resources

     Prior to our initial public offering, operations were financed primarily through the private placement of our preferred stock, sale of our senior discount notes and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. In March 2001, we completed the initial public offering and a private placement to Compaq of our common stock and realized net proceeds from the offering and private placement of approximately $163.0 million. As of July 31, 2001, we had approximately $170 million in cash and cash equivalents, short-term investments and restricted cash.

     Net cash used in operating activities was $62.4 million for the six months ended July 31, 2001 and $5.3 million for the six months ended July 31, 2000. Net cash used in operating activities for the six months ended July 31, 2001 was primarily the result of a net loss, partially offset by non-cash stock compensation expense, depreciation and amortization and a decrease in prepaids, other assets and other current assets and an increase in the restructuring accrual. Net cash used in operating activities for the six months ended July 31, 2000 was primarily attributable to the net loss partially offset by non-cash stock compensation expense and an increase in accounts payable and other accrued liabilities.

     Net cash provided by investing activities was $1.1 million for the six months ended July 31, 2001. Net cash used in investing activities was $36.1 million for the six months ended July 31, 2000. Net cash provided by investing activities for the six months ended July 31, 2001 consisted of maturities and sales of short-term investments offset by investments in capital equipment. Net cash used in investing activities for the six months ended July 31, 2000 consisted of investments in capital equipment and an increase in restricted cash.

     Net cash provided by financing activities was $160.6 million for the six months ended July 31, 2001 and $163.5 million for the six months ended July 31, 2000. Net cash provided by financing activities in the six months ended July 31, 2001 was primarily attributable to net proceeds from the sale of common stock in the initial public offering and, to a lesser extent, sale of common stock to Compaq. Net cash provided by financing activities in the six months ended July 31, 2000, was primarily attributable to the sale of preferred stock and net proceeds from the sale of senior discount notes.

     We have an aggregate of $11.5 million available under equipment lease credit facilities as of July 31, 2001. Under the equipment lease credit facilities, we are entitled to lease equipment with payment terms extending to 24 months. Amounts outstanding under these facilities bear effective rates of interest ranging from approximately 12% to 14% and are secured by the related leased assets.

     As of July 31, 2001, our principal commitments consisted of obligations outstanding under senior discount notes and operating and capital leases. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through public or private equity, equipment lease facilities, bank financing or other types of financing. Capital requirements will depend on many factors, including the rate of sales growth, if any, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and levels of our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations, if any, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

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

     . retain our existing customers due to the increased risk that these customers encounter financial difficulty or restructure their businesses to decrease their expenditures in light of current economic conditions;

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

     . forecast the amount of leased third-party data center space and infrastructure that we will require in order to accommodate customer demand;

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

     We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of July 31, 2001, we had an accumulated deficit of $375.2 million, which includes approximately $174.1 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock.

     We expect to increase our operating expenses in the future. To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs per customer. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate, if we do not increase utilization of our leased third-party data center space and technology infrastructure or if our operating or capital expenses increase more than we expect, our operating results will suffer. Moreover, we expect to continue to incur significant operating losses and negative cash flow through at least calendar year 2003. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

     Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base increases or decreases rapidly or unpredictably, we may not be able to efficiently utilize our leased third-party data center space and infrastructure, or we may not have sufficient capacity to satisfy a customer's requirements, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins are likely to be negative for the foreseeable future. Also, we had two customers that accounted for 23% and 11% of our net revenue in the quarter ended July 31, 2001. If we experience a decline in revenue from any of our significant customers, our results of operations in that quarter, or following quarters, could be adversely affected.

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

     We have rapidly expanded our business since we were founded in September 1999. We have increased our number of employees from 71 as of January 31, 2000, to 586 as of January 31, 2001. In May 2001, we instituted a number of cost restructuring initiatives, which included a reduction of headcount. As of July 31, 2001, we had 492 employees. Our restructuring in May 2001 resulted in a charge of $5.4 million related to employee severance. We recently announced additional initiatives intended to increase operational efficiencies and reduce cash expenses, which will include hiring in some key areas and the elimination of some positions. Because we cannot predict our revenue with certainty, it may be necessary to do further restructuring in the future to reduce spending. Our planned reduction in spending is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing further development of our services. The growth of our business and the reduction in headcount has placed, and will continue to place, a significant strain on management systems and other resources. We expect our business to continue to grow in terms of number of customers and number of services we offer. There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

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

If we are unable to further diversify our customer base, a significant portion of our net revenue will continue to be derived from Internet-based businesses and application service providers, which could weaken our financial position.

     Our customers include established enterprises, application service providers and Internet-based businesses. During the quarter ended July 31, 2001, we derived approximately 16% of our net revenue from customers that are Internet-based businesses and 19% of our net revenue from customers that are application service providers. No single Internet-based business or application service provider accounted for more than 10% of our net revenue during that period. Although we are planning to further diversify our customer base, we may not be successful in this diversification. In our experience, certain of our customers that are Internet-based businesses or application service providers have exhibited less financial stability and represent greater credit risks than established enterprises. To the extent we continue to rely significantly on Internet-based customers and application service providers, we will be subject to an increased risk that these customers encounter financial difficulties and fail to pay for our services or delay payment substantially, which would adversely affect our net revenue and other financial results.

The Internet infrastructure services market is relatively new, and our business will suffer if the market does not develop as we expect.

     The Internet infrastructure services market is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase operations services from a third-party provider due to concerns about security, reliability, cost or system availability. It is possible that our services may never achieve market acceptance. We have a limited number of customers and have deployed our services a limited number of times. In addition, we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the Internet infrastructure services market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our services and the rate of our revenue growth may decline.

Sales efforts involving large enterprises and traditional businesses will lengthen our sales and deployment cycles, which may cause our financial results to suffer.

     Sales to large enterprises and traditional businesses generally have a longer sales cycle than sales to Internet-based businesses, and the length of this sales cycle has been increasing in response to current economic conditions. As a result, if we continue to expend greater sales resources on these accounts, our average sales cycle will increase, which could make it more difficult for us to forecast revenue and plan expenditures. In addition, the time it takes to deploy our services with these accounts is longer than a non-enterprise customer, which delays our ability to recognize revenue from sales to these accounts. Any increase in deployment cycle timing could postpone our ability to become profitable.

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

     We lease and intend to continue to lease data center space from third parties. If we are unable to acquire new or retain existing third-party data center space or if any of our third-party data center providers becomes insolvent or ceases operations, our growth could be slowed, and our business could be harmed. In the event that we cannot obtain adequate data center space from third parties, we could also be required to build our own data center facilities, which would require significant capital expenditures, could delay the expansion of our operations and could change the nature of our business model. In addition, some data center providers require us to enter into contracts for data center space in advance of customer commitments, and to the extent that we are unable to grow our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer. Recently, some of our existing data center providers have begun marketing new services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, this may limit our ability to renew existing agreements and enter into new agreements for data center space with existing or new data center providers.

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

     In addition to existing competitors, we may also face competition from new market entrants in the future due to the few barriers to entry and industry consolidation. Because we offer businesses the ability to outsource their operations, we also compete against a company's internal operations department, which may prefer to manage their own operations. This may be particularly the case with larger enterprises, which represent one of our key target markets.

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

     Although our data center and network providers maintain back-up systems, a natural disaster, human error, physical or electronic security breaches, power loss, sabotage or similar disruption at any of their sites could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California near known earthquake fault zones. Further, California is currently experiencing power outages due to a shortage in the supply of power within the state. Although we maintain a comprehensive disaster recovery plan, if the power outages increase in severity, they could disrupt our operations at our data center providers located in California and at our corporate headquarters. Our systems and the data centers we use are also vulnerable to damage from fire, flood, telecommunications failures and similar events.

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

     As part of our normal operations, we purchase, license or lease software, hardware and networking products from third party commercial vendors. We obtain most of our components from third parties on a purchase order basis. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our services until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenues. Some of the key components of our services are available only from sole or limited sources. For example, only hardware manufactured by Sun Microsystems is compatible with the Solaris operating system, which is a key component used by many of our customers. Further, to the extent that the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

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

     Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, in particular, Marc Andreessen, our Chairman, Benjamin Horowitz, our President and Chief Executive Officer or Timothy Howes, our President of Product Operations and Chief Technical Officer, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our business will suffer if we are unable to retain our highly qualified employees.

     Our future success depends on our ability to retain our highly qualified technical, sales and marketing, managerial and administrative personnel. In May and September 2001, we instituted a number of cost reducing measures, including reductions in headcount. As a result, employee morale may have suffered, and it may be more difficult to retain our highly qualified employees or recruit new employees. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and reduce the rate at which we can increase revenue. If our customer base and revenue continue to grow, we may need to hire additional qualified personnel. Competition for qualified personnel is intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

     Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We face a significant challenge in retaining our employees if the value of these stock options and restricted stock is either not substantial enough or so substantial that the employees leave after their stock options or restricted stock have vested. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to our stockholders. We have granted options to employees at higher exercise prices than the price at which our common stock was trading as of July 31, 2001. If our stock price does not increase above the prices of our options, we may also need to exchange options for new options, issue new options or grant additional shares of stock in the future to motivate and retain our employees.

If our cost restructuring initiatives do not result in the reduction of expense as we anticipate, or if our business plan changes, our business may not be fully-funded through cash flow breakeven and maybe unable to obtain additional financing.

     If our cost restructuring initiatives do not result in the reduction of expense to the extent we anticipate, if our revenues do not meet our expectations or if our business plan changes, we may not be fully-funded through cash flow breakeven and may require additional financing, such as debt or equity financing. We cannot be sure that we will be able to secure additional financing on acceptable terms, or at all, if we need to raise additional capital in the future. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders' equity interests. If we are unable to obtain additional financing on acceptable terms or at all, our business and financial results will suffer.

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

The rates we charge for our services may decline over time, which would reduce our revenue and adversely affect our financial results.

     As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees for our services, which could adversely affect our revenue and our gross margin. This pricing pressure may be exacerbated by decreases in the cost of the third-party hardware underlying our services, which may also make it more attractive for potential customers to deploy an in-house solution. If we are unable to sell our services at acceptable prices, or if we fail to offer additional services with sufficient profit margins, our revenue growth will slow, our margins may not improve and our business and financial results will suffer.

Due to our limited operating history, we have limited ability to forecast future demands for our services.

     We provide our services through customer service agreements with our customers. Due to our limited operating history, only a relatively small number of our customer service agreements have expired. Therefore, we have limited historical information with which to forecast future demand for our services from our existing customer base after existing contracts expire. Whether or not customers renew our services will depend, in large part, on their level of customer satisfaction. Accordingly, we must invest sufficient resources in our customer satisfaction programs and instill a high level of customer service in all of our employees. If our customers elect not to renew our services or to renew our services at a reduced level, our business and financial results may suffer.

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

     We have committed, and will likely continue to commit, significant resources to our international operations and sales and marketing activities. For example, we maintain offices in the United Kingdom and Germany. We have limited experience conducting business outside of the United States, and we may not be aware of all the factors that may affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

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

        If we fail to do any of these, we may suffer losses, or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using convertible debt or equity securities, existing stockholders will be diluted.

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

        If Internet usage does not continue to increase, demand for our services may be limited, and our business and results of operations could be harmed.

Governmental regulation and the application of existing laws to the Internet may slow the Internet's growth, increase our costs of doing business and create potential liability for the dissemination of information over the Internet.

        Laws and regulations governing Internet services, related communications services and information technologies and electronic commerce are beginning to emerge but remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications and taxation, apply to the Internet and to related services such as ours. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, affecting our markets could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time-consuming litigation. The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the laws and regulations relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled.

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

Our stock price has been volatile and could decline substantially.

     The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. In addition, as an early stage company, small delays in customer bookings, installations or revenue could result in material variations in our quarterly results and quarter-to-quarter growth in the foreseeable future. This could result in greater volatility in our stock price.

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

We are a defendant in class action lawsuits in which the plaintiffs claim that we and certain of our officers, directors and underwriters of our initial public offering violated federal securities laws.

         We are currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. These lawsuits, which are pending in the U.S. District Court for the Southern District of New York, are being brought as class action suits on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. We anticipate that we will incur associated litigation expense in connection with these lawsuits.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

         As of July 31, 2001, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 44.7% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

         Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. For example, our board of directors might reject a takeover bid otherwise favored by a majority of our stockholders.

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

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of August 31, 2001, we have 75,950,838 shares of common stock outstanding. Our officers and directors, employees, consultants and most non-employee stockholders were subject to agreements with the underwriters of our initial public offering that restricted their ability to transfer their stock for 180 days from the effective date of our initial public offering of common stock. As of

September 5, 2001, approximately 37,000,000 shares were released from those restrictions. In addition, approximately 12,000,000 shares will be eligible for sale by such stockholders from time to time after September 5, 2001.

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

                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         We are currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. These lawsuits, which are pending in the U.S. District Court for the Southern District of New York, are being brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. We anticipate that we will incur associated litigation expense in connection with these lawsuits.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on June 26, 2001 in Sunnyvale, California. Of the 76,018,122 shares outstanding as of the record date, holders of 58,380,472 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

         1. To elect one (1) Class I director to serve until the 2004 Annual Meeting of Stockholders or until his successor is duly elected and qualified.

                       Name               Votes For     Votes Withheld
             ------------------------   -------------  ----------------

             Benjamin A. Horowitz         56,084,353       2,296,119

         2. To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 31, 2002.

             Votes for:                                      56,280,917

             Votes against:                                      41,470

             Abstained:                                          58,085

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) List of Exhibits

      None

      (b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during the quarter ended July 31, 2001.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LOUDCLOUD, INC.

                                   /s/ Roderick M. Sherwood, III
                                   ---------------------------------------------
                                   Roderick M. Sherwood, III
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)
Dated: September 14, 2001