Form 10-Q
period 2001-10-31
LOUDCLOUD INC
filed 2001-12-14
CIK 1100813

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

         For the quarterly period ended October 31, 2001

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _________________

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

     Yes [X]  No [_]

     There were 75,977,343 shares of the Company's Common Stock, par value $0.001, outstanding on November 30, 2001.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION..........................................       1

Item 1.  Financial Statements...........................................       2

         Condensed Consolidated Balance Sheets..........................       2
         Condensed Consolidated Statements of Operations................       3
         Condensed Consolidated Statements of Cash Flows................       4
         Notes To Condensed Consolidated Financial Statements...........       5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................       9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......      26

PART II  OTHER INFORMATION..............................................      27

Item 1.  Legal Proceedings..............................................      27

Item 2.  Changes in Securities..........................................      27

Item 3.  Defaults upon Senior Securities................................      27

Item 4.  Submission of Matters to a Vote of Security Holders............      27

Item 5.  Other Information..............................................      27

Item 6.  Exhibits and Reports on Form 8-K...............................      27

Signature...............................................................      28

                          PART I FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers' or partners', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

     o    the anticipated market trends and uncertainties;

     o    our expectations concerning our cost of revenues;

     o    our expectations concerning our research and development expenses;

     o    our expectations concerning our sales and marketing expenses;

     o    our expectations concerning our general and administrative expenses;

     o    our expectations concerning our stock-based compensation expense;

     o    the anticipated capital expenditures and lease commitments;

     o    the adequacy of our capital resources to fund our operations;

     o the anticipated increase in customers and expansion of our service offerings and target markets;

     o our expectations regarding ongoing developments of our Opsware technology and other technical capabilities;

     o the anticipated expansion in our direct and indirect sales organizations; and

     o    the anticipated continuation of expansion into foreign markets.

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

ITEM 1.  FINANCIAL STATEMENTS

                                 LOUDCLOUD, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          October 31, 2001           January 31, 2001
                                                                          ----------------           ----------------
                                                                             (unaudited)                   (A)
                               ASSETS

Current assets:
   Cash and cash equivalents ...........................................    $     116,074              $      43,438
   Short-term investments ..............................................            3,270                     10,244
   Accounts receivable, net ............................................            8,951                      7,558
   Prepaid expenses and other current assets ...........................            3,419                      4,961
                                                                            -------------              -------------
      Total current assets .............................................          131,714                     66,201
Property and equipment, net ............................................           47,944                     53,280
Restricted cash ........................................................           20,980                     26,740
Other assets ...........................................................              769                      1,991
                                                                            -------------              -------------
Total assets ...........................................................    $     201,407              $     148,212
                                                                            =============              =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable ....................................................    $       8,150              $      18,171
   Other accrued liabilities ...........................................           19,024                     12,724
   Deferred revenue ....................................................           19,278                     13,759
   Accrued restructuring costs .........................................           19,975                         --
   Capital lease obligations, current portion ..........................            2,433                      1,904
                                                                            -------------              -------------
      Total current liabilities ........................................           68,860                     46,558
Capital lease obligations, net of current portion ......................              463                        912
Senior discount notes ..................................................           48,345                     42,151

Commitments and contingencies

Stockholder's equity:
   Convertible preferred stock .........................................               --                         26
   Common stock ........................................................               76                         21
Additional paid-in capital .............................................          534,605                    393,127
Notes receivable from stockholders .....................................           (3,220)                    (5,793)
Deferred stock compensation ............................................          (31,849)                   (89,909)
Accumulated deficit ....................................................         (415,953)                  (238,931)
Accumulated other comprehensive income .................................               80                         50
                                                                            -------------              -------------
      Total stockholders' equity .......................................           83,739                     58,591
                                                                            -------------              -------------
      Total liabilities and stockholders' equity .......................    $     201,407              $     148,212
                                                                            =============              =============

----------------
(A) The balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                 LOUDCLOUD, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three months ended              Nine months ended
                                                                       October 31,                    October 31,
                                                               ---------------------------    --------------------------
                                                                   2001           2000           2001            2000
                                                               -----------     -----------    -----------    -----------
Net revenues ...............................................   $    14,316     $     4,613    $    40,066    $     6,554
   Cost and expenses:
   Cost of revenues* .......................................        26,546          18,734         84,082         32,463
   Research and development* ...............................         4,535           7,171         17,154         11,469
   Sales and marketing* ....................................         8,738           6,880         32,173         11,172
   General and administrative* .............................         4,732           3,643         15,025          7,097
   Restructuring costs .....................................         1,309              --         31,471             --
   Amortization of deferred stock compensation .............         8,174          26,714         35,356         51,078
                                                               -----------     -----------    -----------    -----------
       Total cost and expenses .............................        54,034          63,142        215,261        113,279
                                                               -----------     -----------    -----------    -----------
Loss from operations .......................................       (39,718)        (58,529)      (175,195)      (106,725)
Interest and other income (expense), net ...................        (1,004)            365         (1,827)          (882)
                                                               ------------    -----------    ------------   ------------
Net loss ...................................................       (40,722)        (58,164)      (177,022)      (107,607)
Series C convertible preferred stock deemed dividend .......            --              --             --        (67,530)
                                                               -----------     -----------    -----------    ------------
Net loss applicable to common shareholders .................   $   (40,722)    $   (58,164)   $  (177,022)   $  (175,137)
                                                               ============    ============   ============   ============
Basic and diluted net loss per share applicable to
   common stockholders .....................................   $     (0.62)    $    (58.93)   $     (2.98)   $   (502.78)
                                                               ============    ============   ============   ============
Shares used in computing basic and diluted net loss per
   share applicable to common stockholders .................        65,286             987         59,310            348
                                                               ===========     ===========    ===========    ===========
---------------
*   Excludes amortization of deferred stock compensation of the following:

    Cost of revenue ........................................   $     2,574     $     7,687    $    10,782    $    14,228
    Research and development ...............................         1,734           2,586          6,994          6,509
    Sales and marketing ....................................         1,709           7,066          7,836         15,047
    General and administrative .............................         2,157           9,375          9,744         15,294
                                                               -----------     -----------    -----------    -----------
    Total amortization of deferred stock compensation ......   $     8,174     $    26,714    $    35,356    $    51,078
                                                               ===========     ===========    ===========    ===========

                             See accompanying notes.

                                 LOUDCLOUD, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                Nine months ended
                                                                                                   October 31,
                                                                                           ----------------------------
                                                                                              2001             2000
                                                                                           ----------------------------
Operating activities:
Net loss ...............................................................................   $  (177,022)     $  (107,607)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .......................................................        19,812            7,645
   Accretion on notes payable ..........................................................         5,389            4,362
   Accretion on warrants related to senior discount notes ..............................           805              651
   Charges related to stock awards to non-employees ....................................            --            2,826
   Amortization of deferred stock compensation .........................................        35,356           51,078
   Non-cash restructuring costs ........................................................         2,878               --
   Changes in operating assets and liabilities:
       Accounts receivable .............................................................        (1,393)          (2,849)
       Prepaid expenses, other current assets and other assets .........................         2,764           (6,014)
       Accounts payable ................................................................       (10,021)          11,688
       Other accrued liabilities .......................................................         6,300           14,519
       Deferred revenue ................................................................         5,519            8,348
       Accrued restructuring costs .....................................................        19,975               --
                                                                                           -----------      -----------
          Net cash used in operating activities ........................................       (89,638)         (15,353)
Investing activities:
   Purchases of property and equipment .................................................       (11,598)         (54,149)
   Purchases of short term investments .................................................        (3,270)         (16,720)
   Maturities and sales of available-for-sale investments ..............................        10,244               --
   Decrease (increase) in restricted cash ..............................................         5,760           (2,791)
                                                                                           -----------      ------------
          Net cash provided by (used in) investing activities ..........................         1,136          (73,660)
Financing activities:
   Proceeds from issuance of preferred stock, net ......................................            --          119,859
   Proceeds from issuance of common stock, net .........................................       163,815              283
   Proceeds from issuance of senior discount notes .....................................            --           45,137
   Payments on lease obligations .......................................................        (2,798)          (1,703)
   Repayment of notes receivable .......................................................           121               44
                                                                                           -----------      -----------
Net cash provided by financing activities ..............................................       161,138          163,620
                                                                                           -----------      -----------
Net increase in cash and cash equivalents ..............................................        72,636           74,607
Cash and cash equivalents at beginning of period .......................................        43,438           20,479
                                                                                           -----------      -----------
Cash and cash equivalents at end of period .............................................   $   116,074      $    95,086
                                                                                           ===========      ===========
Supplemental disclosures of cash flow information
   Cash paid for interest ..............................................................   $       321      $        37
Supplemental schedule of noncash investing and financing activities
   Issuance of warrants in conjunction with senior discount notes ......................   $        --      $     9,827
   Issuance of common stock in exchange for notes receivable ...........................            --            3,522
   Conversion of Series A convertible preferred stock to common stock ..................            --               40
   Equipment purchased under capital lease .............................................         2,878            4,558
   Cancellation of stockholder notes receivables for terminated employees ..............         2,452               --
   Series C convertible preferred stock, non-cash deemed dividend ......................            --           67,530

                             See accompanying notes.

                                 LOUDCLOUD, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by Loudcloud, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Loudcloud, Inc. and its wholly owned subsidiary (collectively "Loudcloud" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at October 31, 2001 and the operating results and cash flows for the nine months ended October 31, 2001, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended January 31, 2001 included in the Company's Annual Report on Form 10-K filed April 25, 2001 with the Securities and Exchange Commission. The condensed balance sheet at January 31, 2001 has been derived from audited financial statements as of that date.

     The results of operations for the nine months ended October 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending January 31, 2002.

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

     Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders' equity. Unrealized gains for the nine months ended October 31, 2001 were $35,000. Interest and dividends on all securities are included in interest income.

Revenue Recognition

     The Company generates revenue from the sale of Internet infrastructure services. These services incorporate the hardware, software and networking infrastructure and the provisioning, maintenance and scaling expertise required to support Internet operations. The Company recognizes revenue ratably over the managed services contract period as services are fulfilled, provided the Company has evidence of an agreement, the price of the services is fixed or determinable, all contracted services are being delivered and payment is reasonably assured. When obligations remain after services are delivered, revenue is only recognized after such obligations are fulfilled. In addition to the sale of Internet infrastructure services, the Company generates revenue from short-term professional service agreements. Revenue from professional services is recognized as work is completed and accepted by the customer.

     Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. The Company generally guarantees 100% scheduled uptime to its customers on a monthly basis. The Company reduces revenue for credits given for estimated unscheduled downtime on a monthly basis. For the nine months ended October 31, 2001, customers I and B accounted for 12% and 11% of the Company's net revenue, respectively. For the nine months ended October 31, 2000 customers B and D accounted for 25% and 13% of the Company's net revenue, respectively. For the three months ended October 31, 2001, customer I accounted for 13% of the Company's net revenue. For the three months ended October 31, 2000, customers B and D accounted for 29% and 13% of the Company's net revenue, respectively. As of October 31, 2001, customers I and J accounted for 19% and 11% of the Company's accounts receivable balance, respectively.

Segment Information

     The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, Internet infrastructure services. In addition, sales outside of the United States have been less then 10% of revenue for the three and nine months ended October 31, 2001.

Comprehensive Loss

     The Company's total consolidated comprehensive net loss was $40.7 million and $58.2 million for the three months ended October 31, 2001 and 2000, respectively. The Company's total consolidated comprehensive net loss was $176.9 million and $175.1 million for the nine months ended October 31, 2001 and 2000, respectively.

Net loss per share

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic and dilutive consolidated net loss per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                                   Three months ended              Nine months ended
                                                                       October 31,                    October 31,
                                                               ---------------------------    --------------------------
                                                                   2001           2000           2001            2000
                                                               -----------     -----------    -----------    -----------
                                                                       (unaudited)                    (unaudited)
Numerator:
   Consolidated net loss applicable to common
      stockholders .........................................   $   (40,722)    $   (58,164)   $  (177,022)   $  (175,137)
                                                               ===========     ===========    ===========    ===========
Denominator:
   Weighted-average shares of common stock outstanding .....        77,133          20,948         72,681         19,006
   Weighted-average non-vested shares ......................       (11,847)        (19,961)       (13,371)       (18,658)
                                                               -----------     -----------    -----------    -----------
   Denominator for basic and diluted consolidated net
      loss per share applicable to common stockholders .....        65,286             987         59,310            348
                                                               ===========     ===========    ===========    ===========

                                                                   Three months ended              Nine months ended
                                                                       October 31,                    October 31,
                                                               ---------------------------    --------------------------
                                                                   2001           2000           2001            2000
                                                               -----------     -----------    -----------    -----------
                                                                       (unaudited)                    (unaudited)
   Basic and diluted .......................................   $     (0.62)    $    (58.93)   $     (2.98)   $   (502.78)
                                                               ===========     ===========    ===========    ===========
   Conversion of preferred stock (pro forma) ...............            --          26,386             --         22,708
   Denominator for basic and diluted consolidated net
      loss per share applicable to common stockholders
      (pro forma) ..........................................        65,286          27,373         59,310         23,056
                                                               ===========     ===========    ===========    ===========
Consolidated net loss per share applicable to common
   stockholders:
   Basic and diluted (pro forma) ...........................   $     (0.62)    $     (2.12)   $     (2.98)   $     (7.60)
                                                               ===========     ===========    ===========    ===========

NOTE 3.  RESTRUCTURING COSTS

     In May 2001, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and an accrual for excess and obsolete equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended July 31, 2001.

     A summary of the May 2001 restructuring charges is outlined as follows (in millions):

                                                                                                         Restructuring
                                                                                                         Liabilities at
                                                Total Charge      Noncash Charges     Cash Payments     October 31, 2001
                                                ------------      ---------------     -------------     ----------------
Workforce reduction ..........................   $    5.4           $   (2.9)           $   (2.1)         $    0.4
Consolidation of excess facilities ...........       20.6                 --                (4.1)             16.5
Disposal of property and equipment ...........        4.2                 --                (1.4)              2.8
                                                 --------           --------            --------          --------
Total ........................................   $   30.2           $   (2.9)           $   (7.6)         $   19.7
                                                 ========           ========            ========          ========

     In September 2001, the Company announced an organizational realignment to increase overall effectiveness and operational efficiencies. The organizational realignment included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of some other positions. As a result of the organizational realignment, the Company recorded a reorganization charge of $1.3 million, which was classified as an operating expense. All of the costs associated with the September 2001 organizational realignment were workforce related. As of October 31, 2001, the Company had made cash payments related to the September 2001 reorganization charge of $1.0 million.

NOTE 4.  CONTINGENCIES

     The Company is currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. These lawsuits, which are pending in the U.S. District Courts for the Southern District of New York and the Northern District of California, are being brought as a class action on behalf of all purchasers of the Company's common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur associated litigation expense in connection with these lawsuits.

NOTE 5.  Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded the voting process on its business combinations project and unanimously voted in favor of two statements: Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), collectively referred to as "Statements." These Statements were finalized and issued on July 20, 2001 and will change the accounting for business combinations and goodwill. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. These Statements have no effect on the Company's current financial statements, but they could have an effect in the future if the Company enters into any business combinations.

     In October 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operation.

NOTE 6.  WARRANT EXERCISE

     In October 2001, Morgan Stanley & Co. Incorporated exercised all of the warrants to purchase 1.2 million shares of common stock that were issued to it in February 2000 in connection with its purchase of Senior Discount Notes (the "Notes") from the Company. The warrants were exercised at a price of $0.02 per share and were detachable from the Notes.

The following information should be read in conjunction with the Company's Annual Report on Form 10-K filed on April 25, 2001 with the Securities and Exchange Commission and "Factors That May Affect Future Results" herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We offer businesses a new class of Internet infrastructure services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. We provide businesses with guaranteed levels of reliability and the ability to quickly and efficiently grow their Internet operations, helping them to reduce the time it takes to build or expand their Internet operations.

     We were founded in September 1999. From inception through January 2000, we developed our initial service offerings, hired employees and began to market our services. We deployed our first customer in February 2000. We generate revenue from the sale of services that our customers purchase through customer service agreements, which generally have terms of two years. Our agreements are generally renewed automatically for successive periods of one year, unless terminated prior to the expiration of the initial term. We recognize revenue related to these agreements ratably over the period the managed services are provided to the respective customers once collection is probable. The amount of revenue we realize under these agreements may ultimately be less than the minimum committed value of these agreements. For instance, revenue may not be recorded as a result of downtime or other credits. Additionally, these agreements are subject to our standard termination provisions, including breach or insolvency by either party to the agreement. In addition to the sale of Internet infrastructure services, the Company generates revenue from short-term professional services. Revenue from professional services is recognized as work is completed and accepted by the customer. Customers' ability to pay the contracted amounts under our customer service agreements and our professional service agreements could become limited in the future based on their operating results.

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

     In September 2001, we announced an organizational realignment intended to increase operational effectiveness and reduce costs. This organizational realignment included hiring in some key areas and the elimination of some positions. As a result of the restructuring program, we recorded reorganization costs of $1.3 million classified as operating expenses.

Results of Operations

     Net revenue. Net revenue was $14.3 million during the three months ended October 31, 2001 and $4.6 million during the three months ended October 31, 2000. Net revenue was $40.1 million during the nine months ended October 31, 2001 and $6.6 million during the nine months ended October 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods resulted primarily from the deployment of additional customers and increased demand for our services. For the nine months ended October 31, 2001, customers I and B accounted for 12% and 11% of the Company's net revenue, respectively. For the nine months ended October 31, 2000, customers B and D accounted for 25% and 13% of the Company's net revenue, respectively. For the three months ended October 31, 2001, customer I accounted for 13% of the Company's net revenue. For the three months ended October 31, 2000, customers B and D accounted for 29% and 13% of the Company's net revenue, respectively. As of October 31, 2001, customers I and J accounted for 19% and 11% of the Company's accounts receivable balance, respectively.

     Cost of revenue. Cost of revenue was $26.5 million during the three months ended October 31, 2001 and $18.7 million during the three months ended October 31, 2000. Cost of revenue was $84.1 million during the nine months ended October 31, 2001 and $32.5 million during the nine months ended October 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were primarily due to the operating lease financing of equipment and the depreciation and amortization of purchased equipment and software to meet customer demand. In addition, cost of revenue increased due to an increase in the number of employees who provide services to our customers and our lease of additional third-party data center space. We expect that our cost of revenue will be approximately the same in the next fiscal quarter.

     Research and development. Research and development expenses were $4.5 million during the three months ended October 31, 2001 and $7.2 million during the three months ended October 31, 2000. Research and development expenses were $17.2 million during the nine months ended October 31, 2001 and $11.5 million during the nine months ended October 31, 2000. The decrease in the three month period ended October 31, 2001, as compared to the three month period ended October 31, 2000, was a result of the Company's restructuring programs. The increase in the nine month period ending October 31, 2001, as compared to the nine month period ended October 31, 2000, was due primarily to an increase in the rental of equipment and the depreciation of purchased equipment used in the development of potential new service offerings. We expect that our research and development costs will be approximately the same in the next fiscal quarter as this fiscal quarter.

     Sales and marketing. Sales and marketing expenses were $8.7 million during the three months ended October 31, 2001 and $6.9 million during the three months ended October 31, 2000. Sales and marketing expenses were $32.2 million during the nine months ended October 31, 2001 and $11.2 million during the nine months ended October 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to an increase in the sales force and the related employee headcount, commissions paid on sales to customers, the opening of additional field offices to support our direct sales force and promotional expenses. We expect our sales and marketing expenses to be approximately the same in the next fiscal quarter as this fiscal quarter.

     General and administrative. General and administrative expenses were $4.7 million during the three months ended October 31, 2001 and $3.6 million during the three months ended October 31, 2000. General and administrative expenses were $15.0 million during the nine months ended October 31, 2001 and $7.1 million during the nine months ended October 31, 2000. The increases in both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to an increase in administrative and management personnel and expenses necessary to support and scale our operations. The general and administrative expenses also reflected increased outside professional advisor costs. We expect that our general and administrative costs will be approximately the same in the next fiscal quarter as this fiscal quarter.

     Stock-based compensation. Stock-based compensation expense was $8.2 million during the three months ended October 31, 2001 and $26.7 million during the three months ended October 31, 2000. Stock-based compensation expense was $35.4 million during the nine months ended October 31, 2001 and $51.1 million during the nine months ended October 31, 2000. The decreases in stock-based compensation expense for both fiscal periods were due primarily to the graded vesting method and the decrease in employee headcount related to the Company's restructuring programs. We expect stock-based compensation expense to decrease in the next fiscal quarter compared to this quarter.

     Interest and other income (expense), net. Interest and other income (expense), net, was $(1.0) million during the three months ended October 31, 2001 and $0.4 million during the three months ended October 31, 2000. Interest and other income (expense), net, was $(1.8) million during the nine months ended October 31, 2001 and $(0.9) million during the nine months ended October 31, 2000. The increases in interest and other expenses for both fiscal 2001 periods as compared to the comparable fiscal 2000 periods were due primarily to interest related to the senior discounts notes in addition to a decrease in interest income due to a decline in our cash and cash equivalents and short-term investments.

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

Liquidity and Capital Resources

     Prior to our initial public offering, operations were financed primarily through the private placement of our preferred stock, sale of our senior discount notes and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. In March 2001, we completed the initial public offering and a private placement to Compaq of our common stock and realized net proceeds from the offering and private placement of approximately $163.0 million. As of October 31, 2001, we had approximately $140.3 million in cash and cash equivalents, restricted cash and short-term investments.

     Net cash used in operating activities was $89.6 million for the nine months ended October 31, 2001 and $15.4 million for the nine months ended October 31, 2000. Net cash used in operating activities for the nine months ended October 31, 2001 was primarily the result of a net loss, partially offset by non-cash stock compensation expense, depreciation and amortization, an increase in the accrued restructuring costs and a decrease in prepaid expenses, other current assets and other assets. Net cash used in operating activities for the nine months ended October 31, 2000 was primarily attributable to the net loss partially offset by non-cash stock compensation expense and an increase in accounts payable and other accrued liabilities.

     Net cash provided by investing activities was $1.1 million for the nine months ended October 31, 2001. Net cash used in investing activities was $73.7 million for the nine months ended October 31, 2000. Net cash provided by investing activities for the nine months ended October 31, 2001 consisted of maturities and sales of short-term investments and a reduction in restricted cash, partially offset by investments in capital equipment and the purchase of short-term investments. Net cash used in investing activities for the nine months ended October 31, 2000 consisted primarily of investments in capital equipment and purchases of short-term investments.

     Net cash provided by financing activities was $161.1 million for the nine months ended October 31, 2001 and $163.6 million for the nine months ended October 31, 2000. Net cash provided by financing activities in the nine months ended October 31, 2001 was primarily attributable to net proceeds from the sale of common stock in the initial public offering and, to a lesser extent, sale of common stock to Compaq. Net cash provided by financing activities in the nine months ended October 31, 2000, was primarily attributable to the sale of preferred stock and net proceeds from the sale of senior discount notes.

     We have an aggregate of $21.5 million available under equipment lease credit facilities as of October 31, 2001. Under the equipment lease credit facilities, we are entitled to lease equipment with payment terms extending to 24 months. Amounts outstanding under these facilities bear effective rates of interest ranging from approximately 12% to 14% and are secured by the related leased assets.

     As of October 31, 2001, our principal commitments consisted of obligations outstanding under senior discount notes and operating and capital leases. We have no material commitments for capital expenditures. In the next fiscal quarter, we expect no new significant capital expenditures or lease commitments.

     We believe that our current cash balances, including cash and cash equivalents, short-term investments and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through public or private equity, equipment lease facilities, bank financing or other types of financing. Capital requirements will depend on many factors, including the rate of sales growth, if any, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and levels of our operating expenses. To the extent that existing cash and cash equivalents balances and cash from operations, if any, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

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

     We were incorporated in September 1999 and deployed our first customer in February 2000. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide Internet infrastructure services is new and unproven and is likely to continue to evolve. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

     o acquire and deploy a sufficient number of customers, particularly in light of current unfavorable economic conditions;

     o retain our existing customers, particularly in light of the increased risk that these customers encounter financial difficulty or restructure their businesses to decrease their expenditures due to current unfavorable economic conditions;

     o successfully provide high levels of service quality to our existing customers as we expand the scale of our business and reduce our cost structure;

     o    develop new service offerings that complement our existing offerings;

     o extend our Opsware technology to further automate and reduce the costs of many of the processes required to deploy and support our customers;

     o extend our Opsware technology to support a wide range of hardware and software to meet the needs of a large range of customers and to support operations at customer-owned or leased data center facilities;

     o forecast the amount of data center space and infrastructure that we will require in order to accommodate customer demand;

     o acquire or license third-party technologies and services that we require to deliver our services; and

     o    increase our brand awareness.

     We may not successfully address these risks. If we do not successfully address these risks, we may not realize sufficient revenues or net income to reach or sustain profitability.

We have a history of losses and expect to continue to incur significant operating losses and negative cash flow, and we may never be profitable.

     We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of October 31, 2001, we had an accumulated deficit of $416.0 million, which includes approximately $182.3 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock.

     To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs per customer. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate, if we do not increase utilization of our leased third-party data center space and technology infrastructure or if our operating or capital expenses increase more than we expect, our operating results will suffer. Moreover, we expect to continue to incur significant operating losses and negative cash flow for the foreseeable future. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

Our financial results may fluctuate significantly, which could cause our stock price to decline.

     Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly results to fluctuate materially include:

     o    the timing of obtaining new customers;

     o    the timing of deploying services for new and existing customers;

     o the timing and magnitude of operating expenses and capital expenditures;

     o costs related to the various third-party technologies we incorporate into our services;

     o    utilization of our data center space and technology infrastructure;

     o    changes in our pricing policies or those of our competitors;

     o the amount of credits that we may be required to issue to our customers if we fail to deliver our services pursuant to our service level guarantees; and

     o    accounting charges relating to warrant grants to strategic partners.

     Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base decreases rapidly or unpredictably, we may not be able to efficiently utilize our data center space and infrastructure, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins are likely to be negative for the foreseeable future. Also, we had one customer that accounted for 13% of our net revenue in the quarter ended October 31, 2001. If we experience a decline in revenue from any of our significant customers, our results of operations in that quarter, or following quarters, could be adversely affected.

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

     We have rapidly expanded our business since we were founded in September 1999. We increased our number of employees from 71 as of January 31, 2000, to 586 as of January 31, 2001. In May 2001, we instituted a number of cost restructuring initiatives, which included a reduction of headcount. As of October 31, 2001, we had 404 employees. Our restructuring in May 2001 and reorganization in September 2001 resulted in charges of $5.4 million and $1.3 million, respectively, related to employee severance. Because we cannot predict our revenue with certainty, it may be necessary to do further restructuring in the future to reduce spending. The growth of our business and the reduction in headcount will continue to place a significant strain on management systems and other resources. We expect our business to continue to grow in terms of number of customers and number of services we offer. There will be additional demands on our customer service, support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

     o improve and add to our management, financial and information systems and controls and other elements of our business process infrastructure;

     o    maintain a high level of customer service and support; and

     o    retain, train, manage and integrate our employee base effectively.

     Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and consequently harm our business.

Our operating results may suffer if we fail to achieve expected benefits from strategic relationships.

     We have relied on in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our services. For example, we have entered into an agreement with Qwest, a provider of data center and network services, pursuant to which each of us has agreed to co-market and sell each other's services. However, we cannot guarantee that any new customer relationships or revenue will result from this agreement. Accordingly, we may not achieve any benefits under this agreement or similar agreements with other companies.

If we are unable to further diversify our customer base, a significant portion of our net revenue will continue to be derived from Internet-based businesses and application service providers, which could weaken our financial position.

     Our customers include established enterprises, application service providers and Internet-based businesses. During the quarter ended October 31, 2001, we derived approximately 16% of our net revenue from customers that are Internet-based businesses and 18% of our net revenue from customers that are application service providers. No single Internet-based business or application service provider accounted for more than 10% of our net revenue during that period. Although we are planning to further diversify our customer base, we may not be successful in this diversification. In our experience, certain of our customers that are Internet-based businesses or application service providers have exhibited less financial stability and represent greater credit risks than established enterprises. To the extent we continue to rely significantly on Internet-based customers and application service providers, we will be subject to the risk that these customers encounter financial difficulties and fail to pay for our services or delay payment substantially, which would adversely affect our net revenue and other financial results.

The Internet infrastructure services market is relatively new, and our business will suffer if the market does not develop as we expect.

     The Internet infrastructure services market is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase operations services from a third-party provider due to concerns about security, reliability, cost or system availability. It is possible that our services may never achieve broad market acceptance. We have a limited number of customers and have deployed our services a limited number of times. In addition, we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based largely on anticipated revenue trends that are difficult to predict given the recent emergence of the Internet infrastructure services market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our services and the rate of our revenue growth may decline.

Sales efforts involving large enterprises and traditional businesses involve lengthy sales and deployment cycles, which may cause our financial results to suffer.

     Sales to large enterprises and traditional businesses generally have a longer sales cycle than sales to Internet-based businesses, and the length of this sales cycle has increased in response to current economic conditions. The resulting increase in the average sales cycle could make it more difficult for us to forecast revenue and plan expenditures. In addition, the time it takes to deploy our services with these accounts is longer than a non-enterprise customer, which delays our ability to recognize revenue from sales to these accounts. Any increase in deployment cycle timing could postpone our ability to become profitable.

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

     We are using and continuing to develop our Opsware technology to automate formerly manual tasks in the deployment and maintenance of our customers' Internet infrastructure. We rely on our Opsware technology to help ensure the quality and reliability of our services and to help increase the efficiency with which we deliver our services. Our business model assumes that our Opsware technology will continue to bring greater efficiencies to our operations. The deployment cycle for our services is complex, and we may not be able to successfully utilize our Opsware technology to streamline this process, which could increase our costs and harm our operating results. Moreover, if our Opsware technology fails to work properly or if we are unable to continue to expand the scope of its capabilities, the quality and reliability of our services may decline, and we may be unable to grow our revenue at the rate required to sustain our business. In addition, if we are unable to continue to increase the functionality of our Opsware technology, we may not achieve anticipated efficiencies and we may need to hire additional personnel to support our customers, which would cause our cost of revenue to increase and our margins to decline.

Our services depend upon the continued availability of leased data center space from third parties.

     We lease and intend to continue to lease data center space from third parties. If we are unable to acquire new or retain existing third-party data center space or if any of our third-party data center providers becomes insolvent or ceases operations, our growth could be slowed, and our business could be harmed. A number of data center providers have recently encountered financial difficulties, and the industry has experienced consolidation. In the event that we cannot obtain adequate data center space from third parties, we could also be required to build our own data center facilities, which would require significant capital expenditures, could delay the expansion of our operations and could change the nature of our business model. In addition, some data center providers require us to enter into contracts for data center space in advance of customer commitments, and to the extent that we are unable to grow our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer. Some of our existing data center providers offer services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these services to address some of the functionality we currently provide, this may limit our ability to renew existing agreements and enter into new agreements for data center space with existing or new data center providers.

We operate in a new, highly competitive market, and our inability to compete successfully against new entrants and established companies would limit our ability to increase our market share and would harm our financial results.

     Our market is rapidly evolving and highly competitive. Our primary current and prospective competitors include:

     o    providers of co-location or web site hosting and related services; and

     o    providers of systems integration or professional services.

     In addition to existing competitors, we may also face competition from new market entrants in the future due to limited barriers to entry and industry consolidation. Because we offer businesses the ability to outsource their operations, we also compete against a company's internal operations department, which may prefer to manage their own operations. This may be particularly the case with larger enterprises, which represent one of our key target markets.

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

     Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors' ability to address customer needs with their product and service offerings. In addition, we believe that there will be continued consolidation within the markets in which we compete. Our competitors may consolidate with one another, or acquire other technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully and harm our business. Some of the data centers providers with whom we have relationships offer services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, some of these companies may be unwilling to provide services to us or to enter into relationships with us.

Poor performance in or disruptions of the services we deliver to our customers could harm our reputation, delay market acceptance of our services and subject us to liabilities.

     We provide our customers Service Level Agreements (SLAs) for specified managed services provided by Loudcloud. The SLAs specify the availability guarantees for each customer site component, the performance and responsiveness of Loudcloud's customer service for each such component, and the remedies available to the customer if and when Loudcloud does not meet the guarantees. If we fail to meet these guarantees, we may be required to credit a percentage of the fees a customer has paid for our services, generally up to a maximum of 100% of all service fees accrued in the month of the outage. In addition, from time to time we issue discretionary credits to address service and performance issues, even though we have no contractual obligation to do so. These discretionary credits are issued prior to recognizing revenue for the related services.

Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we provide our services.

     Although our data center and network providers maintain back-up systems, a natural disaster, human error, physical or electronic security breaches, power loss, terrorist attacks, sabotage or similar disruption at any of their sites could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California near known earthquake fault zones. Our systems and the data centers we use are also vulnerable to damage from fire, flood, telecommunications failures, power outages and similar events.

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

     The market for Internet infrastructure services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

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

     Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, in particular, Marc Andreessen, our Chairman, Benjamin Horowitz, our President and Chief Executive Officer or Timothy Howes, our Chief Technical Officer and Executive Vice President of Development, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our business will suffer if we are unable to retain our highly qualified employees.

     Our future success depends on our ability to retain our highly qualified technical, sales and marketing, managerial and administrative personnel. In May and September 2001, we instituted a number of cost reducing and organizational realignment measures, including reductions in headcount. As a result, employee morale may have suffered, and it may be more difficult to retain our highly qualified employees or recruit new employees. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and reduce the rate at which we can increase revenue. If our customer base and revenue continue to grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

     Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We face a significant challenge in retaining our employees if the value of these stock options and restricted stock is either not substantial enough or so substantial that the employees leave after their stock options or restricted stock have vested. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to our stockholders. A large number of our employees hold options at higher exercise prices than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options, issue new options or grant additional shares of stock in the future to motivate and retain our employees.

If our revenues do not meet expectations, if we encounter unforeseen expenses or if our business plan changes, our business may not be fully-funded through cash flow breakeven and we may be unable to obtain additional financing.

     If our revenues do not meet expectations, if we encounter unforeseen expenses or if our business plan changes, we may not be fully-funded through cash flow breakeven and we may require additional financing, such as debt or equity financing. Moreover, if existing or potential customers perceive that we are not fully-funded or that our cash balances are otherwise inadequate to support our operations, they may choose not to purchase new or renew existing services. We cannot be sure that we will be able to secure additional financing on acceptable terms, or at all, if we need to raise additional capital in the future. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders' equity interests. If we are unable to obtain additional financing on acceptable terms or at all, our business and financial results will suffer.

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

     Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. Defending against intellectual property infringement and other claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business. In the event of a successful claim of infringement against us and our failure or inability to license the disputed technology, our business and operating results would be significantly harmed. Intellectual property litigation has become prevalent in the Internet and software fields. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

     o    pay costly damages;

     o stop selling services that incorporate the challenged intellectual property;

     o obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

     o    redesign our services or our network, if feasible.

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

     We have committed, and will likely continue to commit, significant resources to our international operations and sales and marketing activities. For example, we maintain offices in the United Kingdom and Germany. We have limited experience conducting business outside of the United States, and we may not be aware of all the factors that may affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

     o increased costs and expenses related to the leasing of foreign, third-party data center space;

     o    difficulty in staffing and managing foreign operations;

     o the added complexity and expense of adapting our Opsware technology to systems and equipment designed to operate outside the United States;

     o protectionist laws and business practices that favor local competition;

     o    general economic and political conditions in international markets;

     o potentially adverse tax consequences, including complications and restrictions on the repatriation of earnings;

     o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     o    currency exchange rate fluctuations; and

     o unusual or burdensome regulatory requirements or unexpected changes to those requirements.

     If one or more of these risks were to materialize, our financial results could suffer.

We may engage in future acquisitions or investments, which may harm our operating results.

     Although we have no current agreements relating to acquisitions or investments in other companies, in the future we may make acquisitions or investments designed to increase our customer base, broaden our offerings and expand our technology platform. We have not made acquisitions or investments in the past, and therefore our ability to conduct acquisitions and investments is unproven. If we fail to evaluate and to execute acquisitions or investments successfully, they may seriously harm our business. To complete an acquisition successfully, we must:

     o    properly evaluate the technology;

     o accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

     o    integrate and retain personnel;

     o    combine potentially different corporate cultures; and

     o effectively integrate services and products as well as technology, sales, marketing and support operations.

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

     Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers and businesses may not adopt or continue to use the Internet and other online services as a medium of commerce. Factors that may affect Internet usage include:

     o    actual or perceived lack of security of information;

     o    congestion of Internet traffic or other usage delays; and

     o    reluctance to adopt new business methods.

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

     Access to the Internet requires advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of Europe and the Asia-Pacific region is not as well developed as in the United States and is partly owned and operated by current or former national monopoly telecommunications carriers or may be subject to a restrictive regulatory environment. The quality and continued development of telecommunications infrastructure in Europe and the Asia-Pacific region will have a significant impact on our ability to deliver our services and on the market use and acceptance of the Internet in general.

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

     Among the factors that could affect our stock price are:

     o    variations in our quarter-to-quarter operating results;

     o announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

     o changes in financial estimates or investment recommendations by securities analysts following our business;

     o    our sale of common stock or other securities in the future;

     o changes in economic and capital market conditions for companies in our sector;

     o    changes in market valuations or earnings of our competitors;

     o    changes in business or regulatory conditions; and

     o    the trading volume of our common stock.

We are a defendant in class action lawsuits in which the plaintiffs claim that we and certain of our officers, directors and underwriters of our initial public offering violated federal securities laws.

     We are currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits, which are pending in the U.S. District Courts for the Southern District of New York and the Northern District of California, are being brought as class action suits on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur associated litigation expense in connection with these lawsuits.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

     As of October 31, 2001, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 44.1% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

     These provisions include:

     o classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors;

     o authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

     o    prohibiting stockholder action by written consent; and

     o limitations on stockholders' ability to call special stockholder meetings.

Substantial sales of our common stock could depress our stock price.

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of November 30, 2001, we have 75,977,343 shares of common stock outstanding. Approximately 15 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners.

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

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits, which are pending in the U.S. District Courts for the Southern District of New York and the Northern District of California, are being brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur associated litigation expense in connection with these lawsuits.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

     None

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter ended October 31, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOUDCLOUD, INC.

                                       /s/ Roderick M. Sherwood, III
                                       -----------------------------------------
                                       Roderick M. Sherwood, III
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)
Dated:  December 14, 2001