Form 10-K
period 2002-01-31
LOUDCLOUD INC
filed 2002-05-01
CIK 1100813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-32377

LOUDCLOUD, INC.
(Exact name of registrant as specified in its charter)
Delaware	94-3340178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

599 N. Mathilda Avenue, Sunnyvale, California 94085
(Address, including zip code, of Registrant’s principal executive offices)

(408) 744-7300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on April 1, 2002, as reported by Nasdaq, was approximately $91.8 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2002, 76,322,947 shares of the registrant’s Common Stock were outstanding.

i

PART I

ITEM 1.    BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following:

•	anticipated market trends and uncertainties;

•	our intention to begin offering our Opsware automation technology in conjunction with our deployment and professional services to customers for use within their own data center facilities;

•	our offering of our Opsware automation technology as a stand alone product;

•	the closing of the acquisition of Frontera Corporation and our expectations regarding the amount of cash we expect to acquire in connection with the acquisition;

•	our expectations concerning our cost of revenues;

•	our expectations concerning our research and development expenses;

•	our expectations concerning our sales and marketing expenses;

•	our expectations concerning our general and administrative expenses;

•	our expectations concerning our stock-based compensation expense;

•	our anticipated capital expenditures and lease commitments;

•	the adequacy of our capital resources to fund our operations;

•	our expectations regarding our operating losses and negative cash flow;

•	our expectations regarding continuing customer concentration;

•	anticipated increases in customers and expansion of our service offerings and target markets;

•	our expectations regarding ongoing developments of our Opsware technology and other technical capabilities;

•	anticipated expansion in our direct and indirect sales organizations; and

•	anticipated continuation of expansion into foreign markets.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

We are a leading provider of managed Internet services for corporations and governmental agencies that operate mission-critical Internet applications. We deliver our services using our proprietary Opsware automation technology, which automates formerly manual tasks, such as provisioning and managing a customer’s Internet operations, thereby reducing the amount of manual intervention required. Our managed Internet services allow customers to outsource the deployment, configuration, hosting, management and support of their Internet applications and web sites in a cost-effective and highly flexible manner. Our services enable customers to increase or reduce their Internet operations capacity as business needs dictate, without having to undertake the difficulty and expense associated with building the required operations expertise in-house.

We are able to deploy operations capacity for our customers consistently across multiple locations and to maintain that infrastructure through a centralized network operations center. Among other things, our services enable our customers to: maintain a duplicate operations infrastructure in a separate location to protect against loss of service in the event of a localized disruption; quickly expand their Internet presence as business opportunities arise in new geographies; and efficiently incorporate new functionality or technologies into their existing Internet operations as technologies evolve. We believe that our Opsware automation technology enables us to deploy and service customers more efficiently and with a higher level of service quality than customers could otherwise do themselves.

Industry Background

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

Notwithstanding the increase in investments in Internet infrastructure, the complexity of successfully deploying and maintaining Internet operations continues to increase. The in-house expertise required to meet these challenges is significant and typically requires a host of technical specialists, including network administrators, systems administrators, database administrators, security experts, monitoring and management experts, project managers, software operations specialists, troubleshooting specialists and performance engineers. It is often difficult, time consuming and costly to hire and retain these experts. Even if businesses can effectively hire and retain these experts, deploying this talent to maintain a business’ Internet infrastructure is inefficient as it diverts these resources from enhancing a business’ core competencies.

As a result, businesses are increasingly seeking to outsource management of their Internet operations to providers that can increase performance, provide continuous operation of their Internet solutions and reduce operating expenses. To effectively manage the increasing complexity of Internet operations, we believe that customers require a reliable, secure, scalable and cost-effective solution that allows them to focus on their core competencies and provide greater functionality and flexibility than they could otherwise attain on their own. In addition, customers require the ability to increase or reduce their Internet applications capacity as business needs dictate and to deploy and maintain their Internet operations consistently across multiple locations via a centralized network operations center.

The Loudcloud Solution

We provide managed Internet services that address the challenges associated with deploying, maintaining and growing Internet operations for critical business functions. We provide customers with high levels of reliability and the ability to efficiently grow their Internet operations, helping them to reduce the time it takes to build or expand their Internet initiatives. We serve as the single point of management for a customer’s Internet applications and offer a broad range of services that allow us to meet the customer’s expanding set of needs as its Internet applications become more complex. A key element of our service delivery is our Opsware automation technology, which automates formerly manual tasks associated with Internet operations, thereby reducing the amount of manual intervention required and increasing the quality and reliability of our services.

Service Offerings

Customers can purchase from us a variety of services that support a wide array of Internet applications, including databases, web and application software and servers, storage, security and data center space. We provide our services across both the Unix and Windows platforms in highly secure, highly available and redundant environments. At our network operations center, we monitor and report on the performance of each component of the customer’s Internet operations that is managed by us through our centralized monitoring platform. In addition, through the myLoudcloud portal, our customers can access a variety of reports and services to view information and monitor the performance of the infrastructure we provide them. We provide our services in exchange for recurring monthly fees, enabling our customers to predictably budget costs for Internet managed services. These fees are typically contracted as part of one, two or three-year agreements that provide for service-level guarantees.

We offer the following services:

Managed Server and Network Services.    Our Managed Server and Network services provide the basic components upon which a customer builds its site. We provide procurement, setup, testing, monitoring and troubleshooting of a wide range of best-of-breed server and network devices. We manage and test all deployed devices for reliability, scalability, security, and manageability.

Our Managed Server services provide customers with monitoring and management services for the hardware and operating system. In addition, we provide end-to-end management of a customer’s network infrastructure to deliver secure, reliable network connectivity. Our Managed Network services include firewall and load balancing solutions designed to maximize site performance and protection. We also offer secure remote access solutions, enabling customers to transmit sensitive data securely over a virtual private network or point-to-point connection.

Managed Application and Database Services.    Our Managed Application and Database services provide a dedicated, scalable and secure foundation for a customer’s Internet operations. Our Web Server Management services maintain the availability of inbound and outbound Internet-based requests to and from a customer’s web site. Our Application Server Management services provide a dedicated, scalable and secure application server environment, which evaluates business rules and serves dynamic web content to the end users of a customer’s web site. We also offer customers Database Server Management services, which provide the environment through which transactions requested by the end user are processed, data maintained in the database is served and transaction history is stored.

We monitor each of these environments on a 24x7 basis, including searching for security and functional patch updates, filtering them for relevance and applying the patches in a consistent and reliable way. We also offer customers load balancing functionality, which is a means of balancing traffic and information processing requests across multiple hardware servers.

An additional component of our Application and Database Management services is our Application Provisioning services. These services leverage our Opsware automation technology to provide consistent installation of applications and the ability to quickly restore these applications in the case of a failure.

Managed Storage and Backup Services.    We provide a flexible, multi-tiered, storage offering to cost-effectively deliver storage solutions that meet businesses availability and performance requirements. In addition, we offer customers a robust backup and recovery solution to protect against the loss of mission-critical data through technical errors, security breaches or hardware failures.

Managed Security Services.    Our suite of security services helps protect customers against Internet threats. While critical security components are applied to every server we deploy, our Managed Security Services enable customers to tailor an advanced defense to fit their business needs. Available services include digital certificate management, intrusion detection analysis, vulnerability analysis, 24x7 monitoring, network-based intrusion detection and secure mail.

Managed Service Options.    Our Managed Service Options are modular services that provide customers the flexibility to tailor our services to their specific managed service requirements. We offer the following Managed Service Options:

Reporting Services.    We provide reporting services to help customers analyze their web sites from an end user’s perspective. Available services include:

•
Web Log Analysis Service.    Our Web Log Analysis service provides reports on a broad range of metrics—from a list of the most-accessed pages to more sophisticated analyses of end-user search behavior. We support and manage the analysis application, maintain the timeliness and accuracy of the reports and can customize reports based on customer preferences.

•
Keynote Perspective Service.    The Keynote Perspective service provides quantitative analysis regarding the perception of a customer’s web site by its end users and the site’s performance relative to the web sites of its competitors. This service uses the Keynote Perspective Service.

•
Mercury Interactive ActiveWatch Service.    The ActiveWatch Service allows our customers to continuously measure the time it takes to perform important transactions, such as logging in, ordering an item or initiating a stock trade. By simulating the end-user experience, this service can help customers make decisions on where to focus their web site optimization efforts. This service uses Mercury Interactive’s Topaz software.

Monitoring Services.    Our Monitoring Service provides monitoring for customer-defined events and includes a customer-specified, pre-defined response for each event.

Performance Services.    We provide a suite of services that can enhance web site performance by improving the speed with which end users can access the site. Performance services include Akamai FreeFlow, Akamai FreeFlow Streaming, secure socket layer acceleration and caching.

Disaster Recovery Services.    Our Disaster Recovery services enable companies to continue operating their Internet business through catastrophic events and to return to normalcy as rapidly as possible. We provide three Disaster Recovery service options that suit a customer’s unique budget and service requirements. Each of the services provides customers with the geographical redundancy necessary for a disaster recovery plan:

•
Disaster Recovery Select.    This option permits customers to determine which applications are needed to provide business continuity in the event of a disaster. We then provide complete disaster recovery for the specified applications only.

•
Disaster Recovery Distributed.    This option allows customers to split their web sites into two geographically distinct locations using existing hardware. For example, customers can opt to place the staging and production environments in two different locations. In the event of a disaster, we will then convert the staging environment to a live production environment for the customer’s use.

•
Disaster Recovery Complete.    In this option, we provide a complete replica of the customer’s primary site in another geographic location. In the event of a disaster, we can fail over to the disaster recovery site in 4 hours or fewer.

Deployment and Launch Services.    In addition to the ongoing maintenance of a customer’s Internet operations, we also provide Deployment and Launch services to migrate and deploy customers to our infrastructure environment.

Planning and Design.    During this phase in the deployment process, our technical team works with the customer to understand the technical site requirements and generate a project plan and a final site architecture diagram.

Build.    During the build phase, our technical team deploys and provisions all network, hardware, and storage systems required for the customer configuration. In addition, using our Opsware automation technology, we install, configure and integrate key system software, including the operating system, web server, application server and database, to base-level configurations.

Site Integration.    During the site integration phase, we integrate the customer’s software code, content, configuration and database into the operational environment.

Test and Go-live.    Immediately prior to taking the customer’s Internet site live, we perform comprehensive system testing. Tests include customer site testing, high availability (HA) and system failover, stability testing, security testing, monitoring configuration verification, and troubleshooting documentation verification.

We also offer a variety of professional services including architectural design and assessment and platform and systems consultation. We have recently announced our intention to begin offering our Opsware automation technology in conjunction with our deployment and professional services to customers for use within their own data center facilities. In addition, we may offer our Opsware automation technology as a stand alone product in the future.

Technology and Infrastructure

Central to the delivery of our managed services is our Opsware automation technology. This technology consists of software and systems that automate the many tasks required to configure, deploy, maintain and scale web sites. Our Opsware technology requires no modifications to existing customer code and provides the following functionality:

Deployment.    We designed our Opsware technology to automate the deployment and configuration of our customers’ Internet environments. For example, our Opsware technology can automatically and remotely configure servers as needed by a particular customer. Our Opsware technology also consistently configures the various components of the operational environment to ensure, for example, that a customer’s networking devices are configured appropriately to interact with the hardware running in the environment. We believe that this functionality allows us to configure equipment in less time and with more consistent quality than if the process were done manually. In addition, our Opsware technology permits us to deliver our services in multiple locations, without having to maintain a full operations presence in each location.

Scaling.    Our Opsware technology maintains a central repository of data pertaining to the operations of our customer environments. Because our Opsware technology maintains this customer-specific data, whenever a customer requires additional capacity in the environment, our Opsware technology can automatically deploy new servers and configure them to the specifications of the customer’s existing environment. This functionality, in conjunction with our procurement process and vendor relationships, enables us to offer our customers the ability to deploy the capacity that their environment requires and adjust capacity as their needs change.

Advanced configuration management.    We have built into our Opsware technology advanced configuration management functionality designed to enhance the consistency and reliability of our services. For example, our

Opsware technology maintains a repository of customer data and operations configurations, as well as their cross-system dependencies, to enable us to re-provision a customer in a new environment in the event of a failure in the customer’s existing location. This same functionality also allows us to roll back a customer’s operational environment to a previous version in the event that a change to the operational environment—for example, introducing a new version of application server software or updating new customer code—adversely affects the performance of the environment.

Ongoing monitoring and maintenance.    Using our Opsware technology, we provide comprehensive monitoring and maintenance of our customers’ environments, from the network layer through the application layer. The metrics that our Opsware technology monitors are designed to maintain and verify the integrity and quality of the infrastructure and customer data and to proactively detect performance problems. In addition, the technology assists us in preventing, detecting, responding to and auditing security breaches. We have designed our Opsware technology to extend the scope of monitoring capabilities beyond those generally provided by standard monitoring tools. We provide a comprehensive, uniform approach to monitoring across multiple levels of the Internet infrastructure to help identify performance bottlenecks and detect and diagnose failures. In addition, through the myLoudcloud portal, our customers can access a variety of reports and services to view information and monitor the performance of the infrastructure we provide them.

Operational Environment

We provide our services to the majority of our customers through third-party data centers located in the San Francisco Bay Area, the New York metropolitan area and the United Kingdom. We provision bandwidth services directly through our third-party data center providers and through third-party bandwidth providers. We build out the core operational environment in each of our third-party data center locations to include a robust and highly available operational core—which includes switches, routers, firewalls and a storage area network. In addition, we build out individual customer compartments that include fully dedicated equipment required to support a particular customer’s operational needs. The operational environment also includes the hardware and storage equipment required to extend the capabilities of our Opsware technology to the customers we support in the particular third-party data center. We are also able to provide our Opsware technology, deployment and professional services within the customer’s own data center facilities.

Each of our third-party data center locations is continuously monitored from our Network Operations Center, or NOC, which is located at our corporate headquarters in Sunnyvale, California. We maintain continuous, twenty-four hour staffing of our NOC with our professional support representatives who are trained in network diagnostics, server diagnostics and engineering. The NOC is designed to monitor and maintain the stability, performance and security of our customers’ operations environments.

We provide a comprehensive, multi-level security infrastructure to help our customers protect their sites against security breaches. Our multi-level approach to security avoids dependencies on a single point of failure that, if breached, could leave the entire site vulnerable. Our approach provides additional levels of protection that an attacker must penetrate before inflicting significant damage to a customer’s business. Our use of individual customer compartments further protects a customer from exposure to security breaches in another customer’s compartment. In addition to various security prevention tactics, we also employ a number of detection, auditing and response and repair mechanisms designed to ensure that security problems are quickly detected and remedied.

Customers

Our customers include a variety of businesses and governmental agencies that have deployed mission-critical Internet sites. Currently, our representative customers include: Adidas, Blockbuster, Boeing-Autometric, Cablevision, Consignia (UK Post Office), E-envoy, Fandango, Fannie Mae, Ford Motor Company, Freddie Mac, Fusura, Juniper Financial, Knight Ridder, Kontiki, News Corporation, Univision Online and USA Today.

Industry Relationships

We have developed a variety of relationships with a number of leading technology companies. Among others, we have established relationships with the following third parties:

Enterprise Software and Hardware Vendors.    We have entered into marketing or lead referral relationships with several enterprise software vendors, including Akamai, BEA, IBM, Microsoft, Oracle and Sun Microsystems. In addition, for the particular technology products that our research organization has certified are appropriate to deploy in our customer environments, we have incorporated into our service offerings products from the vendors mentioned above, as well as from Alteon WebSystems, Art Technology Group, Cacheflow, Cisco, Compaq, EMC, Epicentric, Hewlett-Packard, Sun Microsystems’ iPlanet, Keynote Systems, Mercury Interactive, Micromuse, Netegrity, Network Appliance, Veritas and Vignette. We develop our Opsware technology to automatically provision, maintain and scale the technology we support.

Data Center Providers.    We have contractual arrangements with AT&T, Equinix and Qwest Communications. We utilize the facilities of our data center providers to deploy our customers. In addition, we have also entered into a reseller agreement with Qwest whereby we have trained members of the Qwest sales force to directly sell our managed services, while we remain the sole operations provider responsible for the delivery of the services. For most of our data center relationships, we are able to procure data center space for additional customers on an as-needed or just-in-time basis.

Engineering and Research

Our engineering organization designs and develops services that we offer to our customers and services that we use internally to streamline customer deployment and support. Our research organization investigates and tests products from multiple software and hardware vendors to determine whether they have the appropriate levels of scalability, reliability and security to be incorporated into our service offerings. Key to the engineering organization’s development of a new service offering is its ability to implement the provisioning, configuration, monitoring and maintenance of the new service into our technology. Our engineering organization is also responsible for the continuous extension of our technology’s capabilities.

Sales and Marketing

We sell and market our services in the United States and Europe primarily through a direct sales force and indirectly through our sales and marketing channels. We have a European sales office in the United Kingdom and sales representatives located in Germany. We are selectively expanding our number of direct sales representatives to enhance our geographic coverage.

We focus our marketing efforts on increasing brand recognition, market awareness and lead generation. We will continue to invest in building our brand recognition in the United States and internationally through public relations programs, interactions with industry analysts and trade shows.

Competition

The market for managed services is rapidly evolving and highly competitive. We expect competition to persist and intensify in the future. In addition to in-house solutions, our primary current and prospective competitors include: providers of co-location or web site hosting and related services and providers of Internet systems integration or professional services.

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

We believe that the principal competitive factors in our market include: quality and reliability of services offered; scope of supported applications and technology platforms; scalability of the operational environment supported; price; extent to which the services offered provide a complete solution to a potential customer’s operations requirements; engineering and technical expertise and development of automation software; rapid deployment of services; and quality of customer service and support. Although we believe our services compete favorably with respect to each of these factors, the market for our services is new and rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property

We rely on a combination of patent, trademark, trade secret, copyright and other laws and contractual restrictions to protect the proprietary aspects of our services. These legal provisions afford only limited protection. We have no issued patents. It is difficult to monitor unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to assess appropriate occasions for seeking intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

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

Employees

As of April 1, 2002, we had 380 full-time employees. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition can be intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Corporate Information

We were incorporated in September 1999 as a Delaware corporation.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Sunnyvale, California, where we occupy approximately 75,000 square feet under a lease expiring in 2010. In addition, we are currently under obligation for leased space terminating between 2002 and 2005 that totals 150,000 square feet. Of the 150,000 square feet, approximately 92,000 square feet is subleased and 58,000 square feet is currently available and unoccupied. We also lease a facility consisting of approximately 22,000 square feet in Virginia. This lease expires in 2005. We have numerous operating leases and licenses for third-party data center space and field sales offices. We believe that our facilities are adequate to meet current requirements and that additional space will be available as needed to accommodate any expansion of operations.

ITEM 3.    LEGAL PROCEEDINGS

We are currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits, which are pending in the U.S. District Courts for the Southern District of New York and the Northern District of California, are being brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur associated litigation expenses in connection with these lawsuits.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “LDCL.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market since our initial public offering of common stock at $6.00 per share on March 9, 2001. Prior to this time there was no public market for our stock.

Fiscal year ending January 31, 2002:	High	Low
First Quarter (from March 9, 2001)	$6.56	$3.88
Second Quarter	$7.00	$1.28
Third Quarter	$2.81	$1.12
Fourth Quarter	$4.98	$2.00

We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 1, 2002, there were approximately 499 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal quarter ended January 31, 2002.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended January 31, 2002 and 2001 and for the period from inception (September 9, 1999) to January 31, 2000 and the selected consolidated balance sheet data as of January 31, 2002 and 2001 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of January 31, 2000 was derived from the audited Consolidated Balance Sheet included with the Annual Report on Form 10-K filed on April 25, 2001. Historical results are not necessarily indicative of results that may be expected for future periods.

	Year Ended January 31,		Period from Inception (September 9, 1999) to January 31, 2000
	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$56,012	$15,486	$—
Restructuring costs	31,471	—	—
Amortization of deferred stock compensation	42,666	71,725	2,208
Loss from operations	(207,334)	(164,806)	(5,131)
Net loss	(210,675)	(166,420)	(4,981)
Series C convertible preferred stock deemed non-cash dividend	—	(67,530)	—
Net loss applicable to common stockholders	(210,675)	(233,950)	(4,981)
Basic and diluted net loss per share applicable to common stockholders	$(3.45)	$(165.57)	$(1,815.23)

	As of January 31,
	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$115,638	$80,422	$20,479
Working capital	48,928	19,643	16,088
Total assets	174,297	148,212	25,763
Long-term obligations and senior discount notes, net of current portion	56,657	43,063	—
Stockholders’ equity	$57,476	$58,591	$20,690

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” See “Business—Cautionary Statements Regarding Forward-Looking Statements.”

The following discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to customer downtime credits and incentives, allowance for doubtful accounts, impairment of investments and property, plant, and equipment, restructuring, long-term service contracts and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a leading provider of managed Internet services for corporations and government agencies that operate mission-critical Internet applications. We deliver our services using our proprietary Opsware automation technology, which automates formerly manual tasks, such as provisioning and managing a customer’s Internet operations, thereby reducing the amount of manual intervention required. Our managed Internet services allow customers to outsource the deployment, configuration, hosting, management and support of their Internet applications and web sites in a cost-effective and highly flexible manner. Our services enable customers to increase or reduce their Internet operations capacity as business needs dictate, without having to undertake the difficulty and expense associated with building the required operations expertise in-house.

We were founded in September 1999. From inception through January 2000, we developed our initial service offerings, hired employees and began to market our services. We deployed our first customer in February 2000. Our customers purchase our services through customer service agreements, which generally have terms of one to three years. Our agreements are generally renewed automatically for periods ranging from three months to one year, unless terminated prior to the expiration of the initial term. We generally recognize revenue related to these agreements ratably over the period the managed services are provided to the respective customers.

From time to time, we may disclose our bookings for a particular quarter. Bookings over a particular period represent the prospective contract value of agreements entered into during a period from new and existing customers and other agreements for services initiated during the period. In addition, bookings typically does not take into account any decreases in contracts previously booked. The extent to which revenue is generated from bookings depends on a number of factors such as customer churn, service credits in case of outages, deployment timing, contract renegotiation, early termination and, in certain cases, further specification of projects by our customers. In addition, our customer agreements are subject to standard termination provisions, including breach or insolvency by either party to the agreement. Finally, customers’ ability to pay the contractually agreed upon amounts could become limited in the future based on their operating results, in which case we would not ultimately recognize revenue related to those customers. Also, from time to time, we may disclose information related to customer churn, which means the loss of revenue from both contract terminations and reductions in the size of contracts. The amount of revenue we ultimately realize under these agreements may be less than the prospective contract value of these agreements and cannot be derived from bookings. Although we disclose bookings from time to time, we will not update any such disclosures after the date upon which they are made to conform such disclosures to actual results or changes, except as required by law.

Cost of revenue consists primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provide services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software.

Research and development expenses consist primarily of salaries and related personnel expenses and depreciation and amortization of purchased equipment and software. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and promotional expenses. General and administrative expenses consist primarily of salaries and benefits of our administrative personnel and fees for outside professional services. We intend to continue to invest in research and development and new technologies to develop new services and further advance our offerings.

In February 2001, we entered into a marketing alliance agreement with Accenture. Accenture is entitled to receive marketing assistance fees and has been issued a warrant to purchase up to 250,000 shares of our common stock. Warrants issued to Accenture vest contingently. A specified number of warrants fully vest and become immediately exercisable and non-forfeitable upon the signing of a contract between us and a new customer referred to us by Accenture. The warrants can be earned through the termination of the agreement in February 2004, and vested warrants expire on February 28, 2006. We will record the fair value of each warrant as it vests using the Black-Scholes pricing model. A significant factor in the Black-Scholes pricing model will be the fair value of our stock when the warrants vest compared to the exercise price. The exercise price is $6.00. The fair value of the warrants that vest upon the signing of a customer’s contract will be amortized into operating expenses (marketing expenses) over the life of the contract between the customer and us. To date, no warrants have vested. In addition, upon the signing of a contract between us and a customer referred from Accenture, Accenture is entitled to receive marketing assistance fees, payable monthly, based on a percentage of amounts payable to us under the contract. The marketing assistance fees will be recognized monthly by us based on the fees due Accenture. To date, no marketing assistance fees have been paid. We believe that the sales and marketing alliance agreement could result in significant stock-based compensation. Accenture stock-based and cash compensation will be disclosed on a separate line in operating expenses (marketing expenses).

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

In September 2001, we announced an organizational realignment intended to increase operational efficiencies, reduce costs and reduce our cash needs. This organizational realignment included hiring in some key areas and the elimination of some positions. As a result of the organization realignment, we recorded restructuring costs of $1.3 million which were included in operating expenses.

In February 2002, we entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in southern California, for consideration consisting solely of our common stock. The acquisition is valued at approximately $12 million to $13 million. The closing of the acquisition is expected to occur in the second quarter of fiscal 2003 and is subject to customary closing conditions, including Frontera stockholder approval and regulatory approvals. If the acquisition closes, we expect to acquire approximately $10 million of cash.

Results of Operations

The following table sets forth consolidated statements of operations data for the fiscal years ended January 31, 2002 and 2001 and for the period from inception (September 9, 1999) to January 31, 2000. This information has been derived from our audited consolidated financial statements. This information should be read together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any period are not necessarily indicative of the operating results for any future period.

	Year Ended January 31,		Period from Inception (September 9, 1999) to January 31, 2000
	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$56,012	$15,486	$—
Costs and expenses:
Cost of revenue*	109,676	58,083	—
Research and development*	21,033	17,867	1,453
Sales and marketing*	39,560	20,561	710
General and administrative*	18,940	12,056	760
Restructuring costs	31,471	—	—
Amortization of deferred stock compensation	42,666	71,725	2,208

Total costs and expenses	263,346	180,292	5,131

Loss from operations	(207,334)	(164,806)	(5,131)
Interest and other income	5,606	5,431	150
Interest and other expense	(8,947)	(7,045)	—

Net loss	(210,675)	(166,420)	(4,981)

Series C convertible preferred stock deemed non-cash dividend	—	(67,530)	—

Net loss applicable to common stockholders	$(210,675)	$(233,950)	$(4,981)

* Excludes amortization of deferred stock compensation of the following:
Cost of revenue	$13,046	$20,062	$—
Research and development	8,537	12,746	1,224
Sales and marketing	8,830	21,026	361
General and administrative	12,253	17,891	623

Total amortization of deferred stock compensation	$42,666	$71,725	$2,208

Net revenue.     Net revenue increased 262% to $56.0 million in fiscal 2002 from $15.5 million in fiscal 2001. We did not generate any revenue during the period from inception to January 31, 2000. Net revenue increased as a result of the deployment of our services to new and existing customers and increased demand for our services. In the fiscal year ended January 31, 2002, Nike accounted for 13% of our net revenue and Atriax accounted for 12% of our net revenue. On April 5, 2002, Atriax announced that it would cease operations within a short period of time. As a result, we do not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003, and our net revenue, cash flows and results of operations will suffer if we are unable to replace the lost revenue from Atriax.

Cost of revenue.     Cost of revenue increased in absolute dollars, but decreased as a percentage of net revenue, to $109.7 million, or 196% of net revenue, in fiscal 2002 from $58.1 million, or 375% of net revenue, in fiscal 2001. We did not have cost of revenue during the period from inception to January 31, 2000, as we did not generate revenue during that period. Cost of revenue increased as a result of renting equipment and depreciating and amortizing purchased equipment and software to meet customer demand. In addition, cost of revenue increased due to our lease of additional third-party data center space. We expect that our cost of revenue will decrease as a percentage of net revenue in the next fiscal year as we utilize our existing infrastructure to support and deploy new and existing customers.

Research and development.     Research and development expenses increased in absolute dollars, but decreased as a percentage of net revenue, to $21.0 million, or 38% of net revenue, in fiscal 2002 from $17.9 million, or 115% of net revenue, in fiscal 2001. Research and development expenses increased to $17.9 million in fiscal 2001 from $1.5 million during the period from inception to January 31, 2000. Research and development expenses increased in both years primarily as a result of an increase in related employee headcount, the rental of equipment, the depreciation of purchased equipment used in the potential development of new service offerings and a $2.8 million non-cash stock compensation charge recognized during the year ended January 31, 2001 for options issued to a consultant. We expect that our research and development costs will remain relatively constant in absolute dollars over the next fiscal year.

Sales and marketing.     Sales and marketing expenses increased in absolute dollars, but decreased as a percentage of net revenue, to $39.6 million, or 71% of net revenue, in fiscal 2002 from $20.6 million, or 133% of net revenue, in fiscal 2001. Sales and marketing expenses increased to $20.6 million in fiscal 2001 from $710,000 during the period from inception to January 31, 2000. Sales and marketing expenses increased in both years primarily as a result of an increase in related employee headcount, commissions paid on sales to customers, the opening of additional field offices to support our direct sales force and promotional expenses. We believe that continued investment in sales and marketing is critical to obtaining additional revenue, and, as a result, expect these expenses to increase somewhat in absolute dollars in the next fiscal year.

General and administrative.     General and administrative expenses increased in absolute dollars, but decreased as a percentage of net revenue, to $18.9 million, or 34% of net revenue, in fiscal 2002 from $12.1 million, or 78% of net revenue, in fiscal 2001. General and administrative expenses increased to $12.1 million in fiscal 2001 from $760,000 during the period from inception to January 31, 2000. General and administrative expenses increased in both years primarily as a result of increases in administrative and management personnel and expenses necessary to support and scale our operations. The general and administrative expenses also reflected increased outside professional advisor costs and the costs associated with being a public company. We expect that our general and administrative costs will decrease slightly in absolute dollars in the next fiscal year.

Restructuring costs.     In May 2001 and September 2001, we announced a restructuring program and an organizational realignment to improve utilization of our existing technology and infrastructure. The restructuring program in May 2001 included a worldwide workforce reduction, consolidation of the resulting excess facilities and an accrual for excess and obsolete equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended July 31, 2001. Included in the $30.2 million was a noncash charge of $2.9 million related to the acceleration of stock options for certain employees. The organizational realignment in September 2001 included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of some other positions. As a result of the organizational realignment, we recorded a reorganization charge of $1.3 million related to the elimination of some positions, which was included in operating expense in the quarter ended October 31, 2001. For a further discussion of our restructuring activities, please see footnote 7, “Restructuring Costs,” in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Stock-based compensation.     Stock-based compensation expense decreased to $42.7 million in fiscal 2002 from $71.7 million in fiscal 2001. Stock-based compensation increased to $71.7 million in fiscal 2001 from $2.2 million during the period from inception to January 31, 2000. The decrease in fiscal 2002 from fiscal 2001 was partly due to a reversal of $22.7 million of deferred compensation associated with the termination of employees who have not vested in the underlying shares in connection with the restructuring and reorganization initiatives taken in May 2001 and September 2001. Also, amortization of stock-based compensation decreases each year due to the fact that we use the graded vesting method. The increase in fiscal 2001 from 2000 was due primarily to the amortization of expenses related to our grants of stock purchase rights and options with exercise prices below the deemed fair value of our common stock. We expect stock-based compensation expense to decrease in the next fiscal year as compared to this fiscal year.

Interest and other income (expense), net.     Interest and other income (expense), net, increased to an expense of ($3.3 million) in fiscal 2002 from an expense of ($1.6 million) in fiscal 2001. Interest and other income (expense), net, decreased to an expense of ($1.6 million) in fiscal 2001 from an income of $150,000 during the period from inception to January 31, 2000. The increase in fiscal 2002 from fiscal 2001 was due primarily to interest related to the senior discount notes combined with the relatively constant interest and other income earned primarily on proceeds from our initial public offering. The decrease in fiscal 2001 from the period from inception to January 31, 2000 was due primarily to the accretion on senior discount notes partially offset by the investment interest income earned on proceeds from our Series C preferred stock issuance in June 2000.

Provision for income taxes.     We have incurred losses for both income tax and financial statement purposes for all periods presented. Accordingly, no provision for income taxes has been recorded. As of January 31, 2002, we had federal net operating loss carryforwards of approximately $171 million and state net operating loss carryforwards of $100 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2012 and 2022, respectively. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, sale of our senior discount notes, our initial public offering and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. As of January 31, 2002, we had $115.6 million in cash and cash equivalents, short-term investments and temporarily restricted cash. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash used in operating activities was $111.4 million in fiscal 2002 and $46.3 million in fiscal 2001. Net cash provided by operating activities was $1.3 million for the period from inception to January 31, 2000. Net cash used in operating activities for the year ended January 31, 2002, was primarily the result of a net loss, offset by non-cash stock compensation expense, depreciation and amortization and the accretion on the senior discount notes, an increase in deferred revenue, accrued restructuring charges and other accrued liabilities, offset by increases in accounts receivable and decreases in prepaids, other current assets, other assets and accounts payable. Net cash used in operating activities for the year ended January 31, 2001, was primarily the result of a net loss, offset by non-cash stock compensation expense and depreciation and amortization, an increase in accounts receivable, prepaids and other current assets, partially offset by increases in accounts payable, deferred revenue, other accrued liabilities and accrued compensation. Net cash provided by operating activities for the period from inception to January 31, 2000, was primarily attributable to the increase in accounts payable, accrued liabilities and deferred revenue partially offset by the net loss for the period.

Net cash used in investing activities was $1.3 million in fiscal 2002, $93.5 million in fiscal 2001 and $4.3 million for the period from inception to January 31, 2000. Net cash used in investing activities consisted primarily of investments in capital equipment, the increase in restricted cash and purchases of short-term investments. The decrease in cash used in investing activities in fiscal 2002 from 2001 was the result of lower capital expenditures and the maturities and sales of short-term investments.

Net cash provided by financing activities was $160.7 million in fiscal 2002, $162.7 million in fiscal 2001 and $23.5 million for the period from inception to January 31, 2000. In fiscal 2002, cash received was from the completion of our initial public offering, the payments of notes receivable and the exercise of stock options. In fiscal 2001 and the period from inception to January 31, 2000, cash received was primarily attributable to net proceeds from the issuance of preferred stock. In the year ended January 31, 2001, we also received net proceeds from the sale of senior discount notes.

We have an aggregate of $6.3 million available under equipment lease credit facilities as of January 31, 2002. Under the equipment lease credit facilities, we are entitled to lease equipment with payment terms extending to 24 months. Amounts outstanding under these facilities bear effective rates of interest ranging from approximately 12% to 14% and are secured by the related leased assets.

As of January 31, 2002, our principal commitments consisted of obligations outstanding under senior discount notes and operating and capital leases. Payments under our senior discount notes begin in August 2003 and will continue until the notes are paid in full in February 2005. The following summarizes our contractual obligations at January 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	Greater than 3 Years
Capital leases	$2,189	$2,021	$168	$—
Operating leases	61,385	30,806	19,017	11,562
Senior discount notes*	66,000	—	66,000	—

Total contractual cash obligations	$129,574	$32,827	$85,185	$11,562

*	As of January 31, 2002, the carrying value of our senior discount notes was approximately $50.5 million.

We believe that our current cash balances, including cash, cash equivalents, short-term investments and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements, including cash needed to fund any expenses in connection with the Frontera acquisition, for at least the next 12 months. Nevertheless, we may seek additional capital through private equity, equipment lease facilities or bank financings. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, other than our agreement to acquire Frontera Corporation, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: revenue recognition, allowance for doubtful accounts, property and equipment, impairment of long-lived assets and restructuring. Below, we discuss these policies further, as well as the estimates and judgments involved.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue.    We recognize revenue ratably over the managed services contract period as services are fulfilled, provided we have evidence of an agreement, the price of the services is fixed or determinable, all contracted services are being delivered and payment is reasonably assured. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is unreasonable, revenue is deferred until the payment is collected. When obligations remain after services are delivered, revenue is only recognized after such obligations are fulfilled. In addition to the sale of managed services, we generate revenue from short-term professional service agreements. Revenue from professional services is recognized as work is completed and accepted by the customer. Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets.

Some of our customers are obligated to pay incremental fees once we have fulfilled our readiness obligations by preparing the Internet infrastructure if those customers are not ready to launch the site. The incremental fees begin a defined period of time after the operational date and end on the launch date. The managed service period begins on the launch of the site, and thus the length of time or fees charged between the operational date and launch date do not affect the fees charged during the managed service period. We recognize revenue between the operation date and launch date, as such period represents a separate and distinct earnings process, provided we have evidence of an agreement, the price is fixed or determinable, we have fulfilled our readiness obligations and collectibility is reasonably assured. If the period between the operational date and the launch date extends beyond a reasonable amount of time, we assess the likelihood of a customer’s willingness to continue payments during this period by understanding the reasons causing the extended operational period. We understand the reasons through discussions with the customers and the service teams. Revenue is not recognized until we can reasonably expect payment.

We reduce revenue for credits given for estimated unscheduled downtime on a monthly basis. According to our accounting policy and customer contracts, the revenue credits are based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduces revenue in the month in which the unscheduled downtime occurs. If our original estimate of the cause or length of downtime is other than or less than the actual results, revenue could be negatively impacted in future periods. In addition to the service credits, we may on occasion issue credits for events that are outside of the contractual service level agreements. These types of credits have not been significant in the past. Our processes for estimating these types of credits include analyzing our historical experiences with such credits and comparing them to events that occur in the current month.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and as a percentage of the accounts receivable balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under our accounting policy, we continually assess the balance of our allowance for doubtful accounts based on, among other things, our customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. We also discuss each customer with our service teams and determine if any service level issues or the customer’s financial status could affect collectibility. If actual write-offs were greater than our estimates, we would increase our allowance for doubtful accounts, which would increase our bad debt expense.

Property and Equipment.    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets ranging from approximately two to five years or the applicable lease term, if shorter. Reviews are regularly performed to determine whether facts or circumstances exist which indicate the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable.

Impairment of Long-Lived Assets.    We continually review the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. According to our accounting policy, we compare the estimated future net cash flows to be generated from our customers to the carrying value of the long-lived assets. Our review includes estimating new contract bookings, contract renewals, percent of customers who will buy their own hardware and software and percent of customer churn. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated future net cash flow.

Restructuring.    During 2001, we restructured the company under plans approved by the Board of Directors by reducing our headcount and consolidating our facilities utilization. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation. We are in the process of trying to sublet non-cancelable leased facilities that we have vacated. If the length of time before we find tenants for these facilities or the market rental rates differ significantly from our estimates, our actual costs will differ from the charge that was initially recorded. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. The requirements of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 applies to all business combinations completed after June 30, 2001. We did not enter into any business combinations prior to January 31, 2002. We will adopt SFAS 141 and 142 effective as of February 1, 2002 and do not expect that the adoption will have a material impact on our consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. We will adopt SFAS 144 effective as of February 1, 2002 and do not expect that the adoption will have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We will adopt this new release effective as of February 1, 2002 and do not expect that the adoption of EITF Issue No. 01-09 will have a material impact on our total net revenue.

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We have a limited operating history, and our business model is new and unproven, which makes it difficult to evaluate our future prospects.

We were incorporated in September 1999 and deployed our first customer in February 2000. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide managed Internet services is new and unproven and is likely to continue to evolve. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•
retain our existing customers or maintain or increase the current contracted fee levels with our existing customers, particularly in light of the increased risk that these customers encounter financial difficulty or restructure their businesses to decrease their expenditures due to current unfavorable economic conditions;

•	successfully provide high levels of service quality to our existing customers as we expand the scale of our business and reduce our cost structure;

•	develop new service or product offerings that complement our existing offerings;

•	extend our Opsware technology to further automate and reduce the costs of many of the processes required to deploy and support our customers;

•
extend our Opsware technology to support a wide range of hardware and software to meet the needs of a large range of customers and to support operations at customer-owned or leased data center facilities;

•	acquire or license third-party technologies and services that we require to deliver our services; and

•	increase our brand awareness.

We may not successfully address these risks. If we do not successfully address these risks, we may not realize sufficient revenues or net income to reach or sustain profitability.

We have a history of losses and expect to continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of January 31, 2002, we had an accumulated deficit of $449.6 million, which includes approximately $189.6 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock.

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

Our contract bookings, revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers at current contracted or increased fee levels;

•	the timing of signing contracts with and deploying services for new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	costs related to the various third-party technologies we incorporate into our services;

•	utilization of our data center space and technology infrastructure;

•	changes in our pricing policies or those of our competitors;

•	the amount of credits that we may be required to issue to our customers if we fail to deliver our services pursuant to our service level agreements; and

•	accounting charges relating to warrant grants to strategic partners.

Our current and future levels of operating expenses and capital expenditures are based to an extent on our growth plans and estimates of future contract bookings and revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected contract bookings or revenue shortfall, and any significant shortfall in contract bookings or revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base decreases rapidly or unpredictably, we may not be able to efficiently utilize our data center space and infrastructure, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins are likely to be negative for the foreseeable future.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

If we experience a decline in revenue from any of our significant customers, our results of operations could be adversely affected.

In the fiscal year ended January 31, 2002, Nike accounted for 13% of our net revenue and Atriax accounted for 12% of our net revenue. We expect customer concentration to continue for the foreseeable future. We may be unable to retain our current customers, and we may be unable to obtain replacement or additional customers. If we experience a decline in revenue from any of our significant customers, our results of operations in that quarter, or following quarters, could be adversely affected. On April 5, 2002, Atriax announced that it would cease operations within a short period of time. As a result, we do not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003, and our net revenue, cash flows and results of operations will suffer if we are unable to replace the lost revenue from Atriax.

If our contract bookings or revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, our business may not be fully-funded through cash flow breakeven and we may be unable to obtain additional financing.

If our contract bookings or revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may not be fully-funded through cash flow breakeven and we may require additional financing, such as debt or equity financing. Moreover, if existing or potential customers perceive that we are not fully-funded or that our cash balances are otherwise inadequate to support our operations, they may choose not to purchase new or renew existing services. We cannot be sure that we will be able to secure additional financing on acceptable terms, or at all, if we need to raise additional capital in the future. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders’ equity interests. If we are unable to obtain additional financing on acceptable terms or at all, our business and financial results may suffer.

Our ability to achieve profitability will suffer if we do not successfully manage our operations.

Our business has experienced rapid expansions and contractions since we were founded in September 1999. We increased our number of employees from 71 as of January 31, 2000, to 586 as of January 31, 2001. In May 2001, we instituted a number of cost restructuring initiatives, which included a reduction of headcount. As of April 1, 2002, we had 380 employees. Our restructuring in May 2001 and reorganization in September 2001 resulted in charges of $5.4 million and $1.3 million, respectively, related to employee severance. Because we cannot predict our contract bookings and revenue with certainty, it may be necessary to do further restructurings, including further reductions in headcount, in the future to reduce spending. We expect our business to continue to grow in terms of number of customers and number of services we offer. There will be additional demands on our customer service, support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our operations. In order to manage our operations successfully, we must:

•	improve and add to our management, financial and information systems and controls and other elements of our business process infrastructure;

•	maintain a high level of customer service and support; and

•	retain, train, manage and integrate our employee base effectively.

Any failure by us to effectively manage our operations could be disruptive and could delay execution of our business plan and consequently harm our business.

The rates we charge for our services may decline over time, which would reduce our revenue and adversely affect our financial results.

As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees for our services, which could adversely affect our revenue and our gross margin. This pricing pressure may be exacerbated by decreases in the cost of the third-party hardware and software underlying our services, which may also make it more attractive for potential customers to deploy an in-house solution. If we are unable to sell our services at acceptable prices, or if we fail to offer additional services with sufficient profit margins, our revenue growth will slow, our margins may not improve and our business and financial results will suffer.

Our operating results may suffer if we fail to achieve expected benefits from strategic relationships.

We have relied on in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our services. For example, we have entered into an agreement with Qwest, a provider of data center and network services, pursuant to which each of us has agreed to co-market and sell each other’s services. However, we cannot guarantee that a significant amount of new customer relationships or revenue will result from this agreement. Accordingly, we may not achieve any significant benefits under this agreement or similar agreements with other companies. In addition, in the event that our strategic partners, including Qwest, experience financial difficulties, we may not be able to realize the expected benefits of these relationships.

If we are unable to further diversify our customer base, a significant portion of our net revenue will continue to be derived from non-enterprise customers, which could weaken our financial position.

Our customers include established enterprises and non-enterprise businesses. During the fiscal year ended January 31, 2002, we derived approximately 33% of our net revenue from non-enterprise customers. No single non-enterprise customer accounted for more than 10% of our net revenue during that period. Although we continue to diversify our customer base, we may not succeed. In our experience, certain of our non-enterprise customers have exhibited less financial stability and represent greater credit risks than established enterprises. To the extent we continue to rely significantly on non-enterprise customers, we will be subject to the risk that these customers encounter financial difficulties and fail to pay for our services or delay payment substantially, which would adversely affect our net revenue and other financial results. On April 5, 2002, Atriax announced that it would cease operations within a short period of time. As a result, we do not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003, and our net revenue, cash flows and results of operations will suffer if we are unable to replace the lost revenue from Atriax.

The managed Internet services market is relatively new, and our business will suffer if the market does not develop as we expect.

The managed Internet services market is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase managed Internet services from a third-party provider due to concerns about security, reliability, cost or system availability. It is possible that our services may never achieve broad market acceptance. We have a limited number of customers and have deployed our services a limited number of times. In addition, we have not yet provided our services on the scale that is anticipated in the future. We incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the managed Internet services market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our services and the rate of our revenue growth may decline.

Sales efforts involving large enterprises and traditional businesses involve lengthy sales and deployment cycles, which may cause our financial results to suffer.

Sales to large enterprises and traditional businesses generally have a longer sales cycle than sales to Internet-based businesses, and the length of this sales cycle has increased in response to current economic conditions. The resulting increase in the average sales cycle could make it more difficult for us to predict contract bookings and revenue and plan expenditures. In addition, the time it takes to deploy our services with these accounts may be longer than a non-enterprise customer, which may delay our ability to recognize revenue from sales to these accounts. Any increase in the timing of deployment could delay our profitability.

If customers require that we customize our services beyond what we currently provide or that we perform systems integration work for them, our operating results could suffer.

We generally do not customize the delivery of our services beyond the technology platforms that we currently support, and we do not provide general systems integration work for our customers. Some businesses may prefer more customized applications and services than our business model contemplates. If we do not offer the desired customization, there may be less demand for our services. Conversely, providing customization of our services would increase our costs and could reduce our flexibility to provide broad-based services to a wide range of customers. Accordingly, increased demand for customization of our services could reduce our revenue and increase our operating costs. If our customers require service for technology platforms other than those we currently support, we may not be able to provide service to those customers or we could choose to support them, which may increase our operating expenses.

If we do choose to support additional platforms, the added complexity of our systems may increase our costs, decrease the reliability of our services and limit our ability to scale. This may harm our ability to attract and retain customers and may delay our profitability.

We are highly dependent upon our Opsware automation technology, and any failure of this technology would harm our business.

We are using and continuing to develop our Opsware technology to automate formerly manual tasks in the deployment and maintenance of our customers’ Internet infrastructure. We rely on our Opsware technology to help ensure the quality and reliability of our services and to help increase the efficiency with which we deliver our services. Our business model assumes that our Opsware technology will continue to bring greater efficiencies to our operations. The deployment cycle for our services is complex, and we may not be able to successfully utilize our Opsware technology to streamline this process, which could increase our costs and harm our operating results. Moreover, if our Opsware technology fails to work properly or if we are unable to continue to expand the scope of its capabilities, the quality and reliability of our services may decline, and we may be unable to grow our revenue at the rate required to sustain our business. In addition, if we are unable to continue to increase the functionality of our Opsware technology, we may not achieve anticipated efficiencies and we may need to hire additional personnel to support our customers, which would cause our cost of revenue to increase and our margins to decline.

Our services depend upon the availability of leased data center space from third parties and the continued viability of those third parties.

We lease and intend to continue to lease data center space from third parties. If we are unable to acquire new or retain existing third-party data center space or if any of our third-party data center providers becomes insolvent or ceases operations, our growth could be slowed, and our business could be harmed. A number of data center providers have recently encountered financial difficulties, and the industry has experienced consolidation. In the event that we cannot obtain adequate data center space from third parties, we could be required to build our own data center facilities, which would require significant capital expenditures, could delay the expansion of our operations and could change the nature of our business model. In addition, some data center providers require us to enter into contracts for data center space in advance of customer commitments, and to the extent that we are unable to grow our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer. Some of our existing data center providers offer services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these services to address some of the functionality we currently provide, this may limit our ability to renew existing agreements and enter into new agreements for data center space with existing or new data center providers.

We operate in a new, highly competitive market, and our inability to compete successfully against new entrants and established companies would limit our ability to increase our market share and would harm our financial results.

Our market is rapidly evolving and highly competitive. Our primary current and prospective competitors include:

•	providers of systems integration or professional services; and

•	providers of co-location or web site hosting and related services.

In addition to existing competitors, we may also face competition from new market entrants in the future due to limited barriers to entry and industry consolidation. Because we offer businesses the ability to outsource their operations, we also compete against a company’s internal operations department, which may prefer to manage their own operations. This may be particularly the case with larger enterprises, which represent our key target market.

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

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability to address customer needs with their product and service offerings. In addition, we believe that there will be continued consolidation within the markets in which we compete. Our competitors may consolidate with one another, or acquire other technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully and harm our business. Some of the data centers providers with whom we have relationships offer services beyond their core co-location or web site hosting offerings. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, some of these companies may be unwilling to provide services to us or to enter into relationships with us.

Poor performance in or disruptions of the services we deliver to our customers could harm our reputation, delay market acceptance of our services and subject us to liabilities.

We provide our customers Service Level Agreements (SLAs) for specified managed services provided by us. The SLAs specify the events constituting “down time” for each of the major customer site components, and the actions that we will take to repair or respond to such down time. The SLAs also provide a guaranteed time within which we will undertake the required repair or response. If we fail to meet these SLAs, we may be required to credit a percentage of the fees a customer has paid for our services, generally up to a maximum of 100% of all service fees accrued in the month of the outage. In addition, from time to time we issue discretionary credits to address service and performance issues, even though we have no contractual obligation to do so. These discretionary credits are issued prior to recognizing revenue for the related services.

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

In addition, because many of our customers depend upon their Internet operations to help run their businesses, they could be seriously harmed if the services we provide to them work improperly or fail, even if only temporarily. Our inability to maintain the quality of our services at acceptable levels could cause our reputation to suffer, hinder our ability to obtain and retain new customers, force us to divert research and development and management resources, cause a loss of revenue or subject us to liabilities, any one of which could adversely affect our results and harm our business.

Our business will suffer if we do not enhance or introduce new services and upgrades to meet changing customer requirements.

The market for managed Internet services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers’ hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, fail to introduce new products or fail to fully develop our new product offerings, our technology may not achieve widespread acceptance and could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

If we do not develop, license or acquire new products and services, or deliver enhancements to existing products and services on a timely and cost-effective basis, we may be unable to meet the growing demands of our existing and potential customers. In addition, as we introduce new services or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, delay in market acceptance of our services or customer claims against us, any of which could harm our business.

We rely on third-party hardware, software and networking products to deliver our services to our customers, and the loss of access to these products could harm our business.

As part of our normal operations, we purchase, license or lease software, hardware and networking products from third party commercial vendors. We obtain most of our components from third parties on a purchase order basis. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products or our third-party lease finance arrangements could result in delays in the sale of our services until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenues. Some of the key components of our services are available only from sole or limited sources. For example, only hardware manufactured by Sun Microsystems is compatible with the Solaris operating system, which is a key component used by many of our customers. Further, to the extent that the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

Security risks and concerns may decrease the demand for our services, and security breaches may disrupt our services or make them inaccessible to our customers.

Our services involve the storage and transmission of business-critical, proprietary information. If the security measures we or our third party data centers have implemented are breached, our customers could lose this information, and we could be exposed to litigation and possible liability. Anyone who circumvents these security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer “hackers” could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures and those that our third-party data centers provide may be inadequate to prevent security breaches, and our business and reputation will suffer if these breaches occur.

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

Our services require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our services is new, many prospective customers are unfamiliar with the services we offer. As a result, our sales effort requires highly trained sales personnel. We need to continue to expand our sales organization in order to increase market awareness of our services to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training in our services. In addition, we must continue to develop our indirect sales and marketing channels. If we are unable to continue to expand our direct and indirect sales operations and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our services, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

•	pay costly damages;

•	stop selling services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

•	redesign our services or our network, if feasible.

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

From time to time we may make acquisitions of or investments in other companines in an effort to increase our customer base, broaden our offerings and expand our technology platform. For instance, in February 2002, we entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in southern California, for consideration consisting solely of our common stock. The closing of the acquisition, expected to occur in the second quarter of 2002, is subject to customary closing conditions, including Frontera stockholder approval and regulatory approvals. Our ability to successfully complete acquisitions and investments is unproven. If we fail to evaluate and to execute acquisitions or investments successfully, they may seriously harm our business. To complete the acquisition of Frontera Corporation and other acquisitions successfully, we must:

•	effectively provide services to any newly acquired customers;

•	properly evaluate the technology acquired;

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrate and retain personnel;

•	combine potentially different corporate cultures; and

•	effectively integrate services and products as well as technology, sales, marketing and support operations.

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

•	increased costs and expenses related to the leasing of foreign, third-party data center space;

•	difficulty in staffing and managing foreign operations;

•	the added complexity and expense of adapting our Opsware technology to systems and equipment designed to operate outside the United States;

•	protectionist laws and business practices that favor local competition;

•	general economic and political conditions in international markets;

•	potentially adverse tax consequences, including complications and restrictions on the repatriation of earnings;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	currency exchange rate fluctuations; and

•	unusual or burdensome regulatory requirements or unexpected changes to those requirements.

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

Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers and businesses may not adopt or continue to use the Internet and other online services as a medium of commerce. Factors that may affect Internet usage include:

•	actual or perceived lack of security of information;

•	congestion of Internet traffic or other usage delays; and

•	reluctance to adopt new business methods.

If Internet usage does not continue to increase, demand for our services may be limited, and our business and results of operations could be harmed.

Governmental regulation and the application of existing laws to the Internet may slow the Internet’s growth, increase our costs of doing business and create potential liability for the dissemination of information over the Internet.

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

Access to the Internet requires advanced telecommunications infrastructure. The telecommunications infrastructure in many parts of Europe and the Asia-Pacific region is not as well developed as in the United States and is partly owned and operated by current or former national monopoly telecommunications carriers or may be subject to a restrictive regulatory environment. The quality and continued development of telecommunications infrastructure in Europe and the Asia-Pacific region will have a significant impact on our ability to deliver our services in these regions and on the market use and acceptance of the Internet in general.

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

Among the factors that could affect our stock price are:

•	variations in our quarter-to-quarter operating results;

•	announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	our sale of common stock or other securities in the future;

•	changes in economic and capital market conditions for companies in our sector;

•	changes in market valuations or earnings of our competitors;

•	changes in business or regulatory conditions; and

•	the trading volume of our common stock.

We are a defendant in class action lawsuits in which the plaintiffs claim that we and certain of our officers, directors and underwriters of our initial public offering violated federal securities laws.

We are currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits, which are pending in the U.S. District Courts for the Southern District of New York and the Northern District of California, are being brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. We strongly deny these allegations and will defend ourselves vigorously; however, litigation is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur associated litigation expenses in connection with these lawsuits.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

As of April 1, 2002, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 38% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

•
classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain control of our board of directors;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

•	prohibiting stockholder action by written consent; and

•	limitations on stockholders’ ability to call special stockholder meetings.

Substantial sales of our common stock could depress our stock price.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of April 1, 2002, we have 76,322,947 shares of common stock outstanding. If we consummate the acquisition of Frontera Corporation, we will be obligated to issue shares of common stock equal to the final purchase price, which is currently expected to be approximately 4,250,000 shares. In connection with the acquisition, the stockholders of Frontera Corporation and certain of our executive officers have entered into agreements that restrict their ability to dispose of their stock for a period of 180 days following the closing of the acquisition. In addition, the stockholders of Frontera Corporation will be prohibited, during either of the two 90 day periods following the initial 180 day restricted period, from disposing of shares which in the aggregate exceed 15% of the prior quarter’s trading volume of our common stock as reported by Nasdaq and as adjusted for Nasdaq’s double counting of sales and purchases. Accordingly, a substantial number of shares of our common stock could be sold into the market and could depress our stock price after the above restrictions elapse. Approximately 15 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point increase in interest rates would result in less than $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

As we expand into foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets we plan to target. The majority of our sales are currently made in U.S. dollars and a strengthening of the dollar could make our services less competitive in the foreign markets we may target in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Loudcloud, Inc.

We have audited the accompanying consolidated balance sheets of Loudcloud, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2002 and 2001 and for the period from September 9, 1999 (inception) through January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loudcloud, Inc. at January 31, 2002 and 2001, and the consolidated results of its operations, and its cash flows for the years ended January 31, 2002 and 2001 and the period from September 9, 1999 (inception) through January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

San Jose, California
February 26, 2002

LOUDCLOUD, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share)

	January 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$91,415	$43,438
Short-term investments	3,288	10,244
Accounts receivable, net of allowance for doubtful accounts of $915 and $851 at January 31, 2002 and 2001, respectively	11,303	7,558
Prepaids and other current assets	3,086	4,961

Total current assets	109,092	66,201
Property and equipment, net	43,090	53,280
Restricted cash	20,935	26,740
Other assets	1,180	1,991

Total assets	$174,297	$148,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,598	$14,147
Accrued compensation	5,659	3,275
Accrued data center facilities costs	7,252	5,000
Other accrued liabilities	8,319	8,473
Deferred revenue	16,234	13,759
Accrued restructuring costs	17,081	—
Capital lease obligations, current portion	2,021	1,904

Total current liabilities	60,164	46,558
Capital lease obligations, net of current portion	168	912
Senior discount notes	50,536	42,151
Deferred revenue	5,953	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000 shares authorized at January 31, 2002, no shares issued or outstanding	—	—
Convertible preferred stock, $0.001 par value, issuable in series; none and 27,500 shares authorized at January 31, 2002 and 2001, respectively; none and 26,386 shares issued and outstanding at January 31, 2002 and 2001, respectively	—	26
Common stock, $0.001 par value, 200,000 and 75,000 shares authorized at January 31, 2002 and 2001, respectively; 75,894 and 20,878 shares issued and outstanding at January 31, 2002 and 2001, respectively	76	21
Additional paid-in capital	534,590	393,127
Notes receivable from stockholders	(3,022)	(5,793)
Deferred stock compensation	(24,539)	(89,909)
Accumulated deficit	(449,606)	(238,931)
Accumulated other comprehensive income (loss)	(23)	50

Total stockholders’ equity	57,476	58,591

Total liabilities and stockholders’ equity	$174,297	$148,212

See accompanying notes.

LOUDCLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,		Period from Inception (September 9, 1999) to January 31, 2000
	2002	2001
Net revenue	$56,012	$15,486	$—
Costs and expenses:
Cost of revenue*	109,676	58,083	—
Research and development*	21,033	17,867	1,453
Sales and marketing*	39,560	20,561	710
General and administrative*	18,940	12,056	760
Restructuring costs	31,471	—	—
Amortization of deferred stock compensation	42,666	71,725	2,208

Total costs and expenses	263,346	180,292	5,131

Loss from operations	(207,334)	(164,806)	(5,131)
Interest and other income	5,606	5,431	150
Interest and other expense	(8,947)	(7,045)	—

Net loss	(210,675)	(166,420)	(4,981)
Series C convertible preferred stock deemed non-cash dividend	—	(67,530)	—

Net loss applicable to common stockholders	$(210,675)	$(233,950)	$(4,981)

Basic and diluted net loss per share applicable to common stockholders	$(3.45)	$(165.57)	$(1,815.23)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	61,089	1,413	3

* Excludes amortization of deferred stock compensation of the following:
Cost of revenue	$13,046	$20,062	$—
Research and development	8,537	12,746	1,224
Sales and marketing	8,830	21,026	361
General and administrative	12,253	17,891	623

Total amortization of deferred stock compensation	$42,666	$71,725	$2,208

See accompanying notes.

LOUDCLOUD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount					Income	Equity
Balance at inception (September 9, 1999)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock for cash in October 1999	—	—	11,375	11	11	—	—	—	—	22
Issuance of Series A convertible preferred stock (less issuance costs of $29) in November 1999	6,880	7	—	—	2,211	—	—	—	—	2,218
Issuance of Series B convertible preferred stock (less issuance costs of $21) in November 1999 and January 2000	12,492	12	—	—	20,967	—	—	—	—	20,979
Issuance of warrant in conjunction with building lease in January 2000	—	—	—	—	5	—	—	—	—	5
Exercise of options to purchase common stock by a consultant	—	—	89	—	4	—	—	—	—	4
Exercise of options to purchase common stock for cash and notes	—	—	4,612	5	404	(181)	—	—	—	228
Deferred stock compensation	—	—	—	—	17,181	—	(17,181)	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,215	—	—	2,215
Net loss and comprehensive loss								(4,981)		(4,981)

Balance at January 31, 2000	19,372	19	16,076	16	40,783	(181)	(14,966)	(4,981)	—	20,690
Issuance of warrants in conjunction with senior discount notes in February 2000	—	—	—	—	9,827	—	—	—	—	9,827
Issuance of Series C convertible preferred stock (less issuance costs of $140) in June 2000	7,034	7	—	—	119,852	—	—	—	—	119,859
Deemed non-cash dividend on Series C convertible preferred stock	—	—	—	—	67,530	—	—	(67,530)	—	—
Conversion of Series A convertible preferred stock to common stock	(20)	—	20	—	—	—	—	—	—	—
Issuance of common stock to consultants	—	—	20	—	—	—	—	—	—	—
Exercise of options to purchase common stock for cash and notes, net of repurchases	—	—	4,762	5	5,958	(5,680)	—	—	—	283
Repayment of note receivable	—	—	—	—	—	68	—	—	—	68
Deferred stock compensation	—	—	—	—	150,764	—	(150,764)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	74,234	—	—	74,234
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(1,587)	—	1,587	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(166,420)	—	(166,420)
Unrealized gain on short term investments	—	—	—	—	—	—	—	—	50	50

Total comprehensive loss										(166,370)

LOUDCLOUD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount					Income
Balance at January 31, 2001	26,386	$26	20,878	$21	$393,127	$(5,793)	$(89,909)	$(238,931)	$50	$58,591
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(26,386)	(26)	26,386	26	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering (less issuance costs of $14,961) in March 2001	—	—	28,750	29	157,510	—	—	—	—	157,539
Issuance of common stock in a private placement in March 2001	—	—	877	1	4,999	—	—	—	—	5,000
Exercise of stock options by employees, net of repurchases	—	—	(2,693)	(3)	(2,431)	2,085	—	—	—	(349)
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	539	1	1,180	—	—	—	—	1,181
Exercise of common stock warrants	—	—	1,157	1	30	—	—	—	—	31
Repayment of note receivable	—	—	—	—	—	686	—	—	—	686
Amortization of deferred stock compensation	—	—	—	—	—	—	42,666	—	—	42,666
Charge for accelerated vesting of options to terminated employees	—	—	—	—	2,879	—	—	—	—	2,879
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(22,704)	—	22,704	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(210,675)	—	(210,675)
Translation adjustment	—	—	—	—	—	—	—	—	(58)	(58)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(15)	(15)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(210,748)

Balance at January 31, 2002	—	—	75,894	$76	$534,590	$(3,022)	$(24,539)	$(449,606)	$(23)	$57,476

See accompanying notes.

LOUDCLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,		Period from Inception (September 9, 1999) to January 31,
	2002	2001	2000
Operating activities:
Net loss	$(210,675)	$(166,420)	$(4,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,943	12,807	78
Accretion on notes payable	6,420	5,953	—
Amortization of warrants related to senior discount notes	1,965	889	—
Charges related to stock awards to consultants and lessor	—	2,604	12
Amortization of deferred stock compensation	42,666	71,725	2,208
Non-cash restructuring charges	2,879	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,745)	(7,375)	(183)
Prepaids, other current assets and other assets	2,686	(6,054)	(898)
Accounts payable	(10,549)	12,016	2,131
Accrued compensation	2,384	3,139	136
Accrued data center facilities costs	2,252	4,562	438
Other accrued liabilities	(154)	6,414	2,059
Deferred revenue	8,428	13,450	309
Accrued restructuring costs	17,081	—	—

Net cash (used in) provided by operating activities	(111,419)	(46,290)	1,309

Investing activities:
Capital expenditures	(14,105)	(56,476)	(4,281)
Purchases of short-term investments	(3,288)	(16,720)	—
Maturities and sales of short-term investments	10,244	6,476	—
Increase (decrease) in restricted cash	5,805	(26,740)	—

Net cash used in investing activities	(1,344)	(93,460)	(4,281)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	119,859	23,197
Proceeds from issuance of common stock, net of repurchases	163,329	283	254
Proceeds from issuance of senior discount notes	—	45,137	—
Principal payments on capital lease obligations	(3,275)	(2,638)	—
Proceeds from repayment of notes receivable	686	68	—

Net cash provided by financing activities	160,740	162,709	23,451

Net increase in cash and cash equivalents	47,977	22,959	20,479
Cash and cash equivalents at beginning of period	43,438	20,479	—

Cash and cash equivalents at end of period	$91,415	$43,438	$20,479

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in conjunction with senior discount notes	$—	$9,827	$—
Issuance of common stock in exchange for notes receivable	—	5,680	181
Equipment purchased under capital lease	2,648	5,408	—
Series C preferred stock deemed, non-cash dividend	—	67,530	—
Conversion of Series A convertible preferred stock to common stock	—	40	—
Supplemental disclosures:
Cash paid for interest	476	75	—

See accompanying notes.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of the Company and Significant Accounting Policies

Nature of Operations

Loudcloud, Inc. (“Loudcloud,” “the Company,” “We” or “Our”), was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. The Company is a leading managed services provider, offering a complete solution to enterprise customers for outsourcing global Internet operations. Loudcloud deploys, manages, secures, scales, and monitors e-business systems using its unique Opsware technology, which automates functions otherwise performed manually, delivering higher quality, cost savings, and increased flexibility. The Company manages its systems via a worldwide network of data centers and Loudcloud Operations Centers located in the United States and Europe.

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. The Company has sales offices throughout the United States and Europe. All significant intercompany balances have been eliminated. Through January 31, 2000, the Company’s activities primarily consisted of establishing its offices, conducting research and development, recruiting management and technical personnel, and obtaining financing. Accordingly, the Company was considered to be in the development stage through January 31, 2000. In February 2000, the Company deployed services for its first customer and therefore emerged from the development stage.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results it reports in its financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: revenue recognition, allowance for doubtful accounts, property and equipment, impairment of long-lived assets and restructuring.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with maturity from the date of purchase of three months or less to be cash equivalents and investments with maturity from the date of purchase of more than three months, but less than twelve months, to be short-term investments. All cash equivalents and short-term investments are classified as available-for-sale. The cost of securities sold is based upon the specific identification method.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. The

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended January 31, 2002, customers Nike and Atriax accounted for 13% and 12% of the Company’s net revenue, respectively. On April 5, 2002, Atriax announced that it would cease operations within a short period of time. As a result, the Company does not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003. All receivable amounts owed by Atriax as of January 31, 2002 have been subsequently collected. For the year ended January 31, 2001, customers Nike and Rational Software accounted for 23% and 14% of the Company’s net revenues, respectively. As of January 31, 2002, customers Atriax, Consignia and Office of the e-Envoy, accounted for 12%, 13% and 10% of the Company’s accounts receivable balance, respectively. As of January 31, 2001, customer Nike accounted for 24% of the Company’s accounts receivable balance.

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

Some of the Company’s customers are obligated to pay incremental fees once the Company has fulfilled its readiness obligations by preparing the Internet infrastructure if those customers are not ready to launch the site. The incremental fees begin a defined period of time after the operational date and end on the launch date. The managed service period begins on the launch of the site, and thus the length of time or fees charged between the operational date and launch date typically do not affect the fees charged during the managed service period. The Company recognizes revenue between the operational date and launch date, as it represents a separate and distinct earnings process, provided it has evidence of an agreement, the price is fixed or determinable, the Company has fulfilled its obligations and collectibility is reasonably assured.

The Company records bandwidth billings on a gross basis on the indicators in Emerging Issue Task Force No. 99-19 Recording Revenue Gross as a Principal versus Net as an Agent. The Company is the primary obligor as the Company’s customer service agreements identify the Company as the party responsible for the fulfillment of bandwidth services to the Company’s customers. The Company selects the bandwidth providers from numerous potential suppliers. The Company has inventory risk for bandwidth capacity as the Company forecasts,

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

then purchases, total bandwidth capacity for a certain period of time, in order to secure bandwidth capacity, which may be in excess of total actual customer demand during that period of time. The fact that bandwidth capacity is not specifically designated to a particular customer does not mitigate the inventory risk, since the Company forecasts and purchases total bandwidth capacity for a future period of time. The Company has credit risk, as it is responsible for collecting the sales price from a customer, but must pay the amount owed the bandwidth suppliers after the suppliers perform, regardless of whether the sales price is fully collected.

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

Impairment of Long-Lived Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to estimated future net cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Advertising Expenses

All advertising costs are expensed as incurred. Advertising costs were $2.3 million and $629,000 for the years ended January 31, 2002 and 2001, respectively, and were not material for the period from inception (September 9, 1999) to January 31, 2000.

Research and Development Costs

Costs of software developed internally by the Company for use in its operations are accounted for under the American Institute of Certified Public Accountant’s Statement of Position (SOP) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. Under SOP 98-1, the Company expenses costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. Costs incurred during the application development stage were insignificant, and accordingly no costs related to internal use software have been capitalized through January 31, 2002.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other research and development costs were also expensed as incurred. Research and development costs expensed were $21.0 million and $17.9 million for the years ended January 31, 2002 and 2001, respectively, and were $1.5 million for the period from inception (September 9, 1999) to January 31, 2000.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, Internet infrastructure services. Revenue recognized outside of the United States has been less than 10% for each of the years ending January 31, 2002 and 2001. There were no sales in the period from inception (September 9, 1999) to January 31, 2000.

Comprehensive Loss

Under FAS 130, the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity, foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from net loss.

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that those assets will not be realized.

Recently Issued Accounting Standards

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. The requirements of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 applies to all business combinations completed after June 30, 2001. The Company did not enter into any business combinations prior to January 31, 2002. The Company will adopt SFAS 141 and 142 effective as of February 1, 2002 and does not expect that the adoption will have a material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.”

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. The Company will adopt SFAS 144 effective February 1, 2002 and does not expect that the adoption will have a material impact on its consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. The Company will adopt this new release effective February 1, 2002 and does not expect that the adoption of EITF Issue No. 01-09 will have a material impact on its total net revenue.

2.    Significant Customer Agreement

In August 2001, the Company entered into two agreements with Qwest Communications Corporation (“Qwest”), which included an Ethernet Co-location and Internet Access Service Agreement (“Co-location Agreement”) and a Reseller Agreement. The term of each of the agreements is five years from the effective date of the contracts. Under the Co-location Agreement the Company received a non-refundable prepayment of $7.5 million in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers and the migration of the Company’s operations into the three data centers. The entire amount is included in deferred revenue and will be recognized as revenue ratably over the period services are provided, commencing upon the deployment of Qwest’s first signed customer at each data center.

Additionally the Co-location Agreement provides that the Company pays rates and charges for space, power and bandwidth. During the first 12 months of the Co-location Agreement, Qwest will provide a reimbursement to the Company for a portion of those costs. Consistent with the Company’s past accounting for these types of charges the amount, net of the cost reimbursement, will be recorded as a cost of revenue.

Pursuant to the Reseller Agreement, the Company provides its managed services to customers that execute customer service agreements with Qwest. In addition, pursuant to the Reseller Agreement, the Company receives a percentage of the monthly fees billed to those customers that have executed customer services agreements with Qwest where the Company shall provide its managed services. The Company will record fees received under this agreement on a net basis based on the indicators in Emerging Issue Task Force 99-19, Recording Revenue Gross as a Principal versus Net as an Agent. The Company is not the primary obligor as the customer service agreements identify Qwest as the party responsible for the fulfillment of bandwidth services. The Company does not have credit risk as Qwest is responsible for collecting the sales price from a customer and the Company receives their fee under the Reseller Agreement regardless of whether the sales price is fully collected. The Company’s fee received under the Reseller Agreement is a fixed percentage of a customer service agreement. As of January 31, 2002, revenue earned for customers signed pursuant to the Reseller Agreement has been insignificant.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The following is a summary of securities as of January 31, 2002 and 2001 (in thousands):

	January 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash and money market funds	$112,350	$—	$ —	$112,350
U.S. Government Agencies	3,303	3	18	3,288

	$115,653	$3	$18	$115,638

Reported as:
Cash and cash equivalents	$91,415	$	$—	$91,415
Short-term marketable securities	3,303	3	18	3,288
Restricted cash	20,935	—	—	20,935

	$115,653	$3	$18	$115,638

	January 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash and money market funds	$20,467	$—	$—	$20,467
Commercial paper	33,165	52	(2)	33,215
Certificates of deposit	26,740	—	—	26,740

	$80,372	$52	$(2)	$80,422

Reported as:
Cash and cash equivalents	$43,440	$—	$(2)	$43,438
Short-term marketable securities	10,192	52	—	10,244
Restricted cash	26,740	—	—	26,740

	$80,372	$52	$(2)	$80,422

The approximately $3.3 million and $33.2 million of available-for-sale debt securities as of January 31, 2002 and 2001, respectively, have a contractual maturity of one year or less.

4.    Property and Equipment

Property and equipment consist of the following:

	January 31, 2002	January 31, 2001
	(in thousands)
Computer and other related equipment	$45,829	$43,538
Office equipment, leasehold improvements, furniture, and fixtures	10,894	6,698
Software	26,195	15,929

	82,918	66,165
Less accumulated depreciation and amortization	(39,828)	(12,885)

Property and equipment, net	$43,090	$53,280

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense amounted to $26.9 million and $12.9 million for the years ended January 31, 2002 and 2001, respectively. As of January 31, 2002 and 2001 property and equipment acquired under capital leases totaled $2.6 million and $5.4 million, respectively, and had related accumulated amortization of $2.7 million and $575,000, respectively. Additionally, the Company has available $6.3 million of equipment lease facilities from its vendors as of January 31, 2002.

5.    Senior Discount Notes

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

6.    Commitments

Rent expense was $10.0 million and $5.1 million for the years ended January 31, 2002 and 2001, respectively, and $95,000 for the period from inception (September 9, 1999) to January 31, 2000. The Company leases approximately 75,000 square feet in Sunnyvale, California for its corporate headquarters. The Company issued a letter of credit in connection with this lease, which requires the Company to hold on deposit approximately $2.8 million of restricted cash with the issuer of the letter of credit. In October 2000, the Company agreed to lease approximately 150,000 square feet for general corporate purposes in Sunnyvale, California. The related cost of these leases is approximately $872,000 per month, net of the proceeds received from the subleases. As of January 31, 2002, the Company has subleased approximately 92,000 square feet of the 150,000 square feet and is seeking to sublease the remaining 58,000 square feet. The Company issued a letter of credit of approximately $23.2 million to the lessor in association with these leases in November 2000. This letter of credit is secured by approximately $23.2 million of restricted cash, which is subject to a phased release through June 2003. These amounts are shown as restricted cash, as of January 31, 2002, on the accompanying balance sheet. These leases expire between 2003 and 2005.

In October 2000, the Company agreed to lease 22,000 square feet for general corporate purposes in Chantilly, Virginia. The related cost of this lease is approximately $43,000 per month. The lease expires in December 2005. The Company commenced occupancy in March 2001.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease data center space from third parties. A number of data center providers have recently encountered financial difficulties, and the industry has experienced consolidation. Some data center providers require us to enter into contracts for data center space in advance of customer commitments, and to the extent that we are unable to grow our customer base at the rate that we anticipate in the geographic areas in which we have contracted for space, our operating results will suffer.

Future payments under all noncancelable leases entered into as of January 31, 2002 are as follows:

Years ending January 31,	Capital Leases	Operating Leases
	(in thousands)
2003	$2,140	$30,806
2004	188	9,028
2005	—	5,206
2006	—	4,783
2007	—	2,668
Thereafter	—	8,894

Total minimum payments	2,328	$61,385

Less amount representing interest	139

Present value of minimum payments	2,189
Less current portion	2,021

Long-term portion	$168

Future payments under operating leases are shown net of approximately $4.3 million due from noncancelable subleases as of January 31, 2002.

7.    Restructuring Costs

In May 2001, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of approximately 122 employees, consolidation of the resulting excess facilities and an accrual for excess and obsolete equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended July 31, 2001. Included in the $30.2 million was a noncash charge of $2.9 million related to accelerating the vesting of options for certain employees.

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at January 31, 2002
Workforce reduction	$5.4	$(2.9)	$(2.4)	$0.1
Consolidation of excess facilities	20.6	—	(5.9)	14.7
Disposal of property and equipment	4.2	—	(2.1)	2.1

Total	$30.2	$(2.9)	$(10.4)	$16.9

In September 2001, the Company announced an organizational realignment to increase overall effectiveness and operational efficiencies. The organizational realignment included hiring in key areas, such as direct sales

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representatives and specific technology positions, and the elimination of some other positions. Approximately 66 employees were affected as a result of the reorganizational alignment. As a result of the organizational realignment, the Company recorded a reorganization charge of $1.3 million relating to elimination of some positions, which was classified as an operating expense. All of the costs associated with the September 2001 organizational realignment were workforce related. As of January 31, 2002, the Company had made cash payments related to the September 2001 reorganization charge of $1.1 million.

8.    Stockholders’ Equity

Initial Public Offering

In March 2001, the Company received approximately $163 million in net cash proceeds from the sale of approximately 28.75 million shares of the Company’s common stock in an initial public offering and approximately 877,000 shares of the Company’s common stock in a private placement to Compaq. On March 1, 2001, the Company had entered into an agreement with Compaq under which the Company agreed to sell Compaq $5 million worth of the Company’s common stock at a per share price equal to 95% of the Company’s per share initial public offering price of $6.00. The 5% discount on this issuance will be amortized into cost of revenue over three years. In connection with the Company’s initial public offering, each outstanding share of the Company’s preferred stock was converted into one share of the Company’s common stock.

Stock Split

In February 2001, the holders of a majority of our outstanding stock approved by written consent a reverse stock split of our outstanding common stock and preferred stock pursuant to which every two shares of common stock was combined and exchanged into one share of common stock and every two shares of preferred stock was combined and exchanged into one share of preferred stock. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

Preferred Stock

All outstanding preferred stock converted to common stock upon completion of the initial public offering in March 2001. The Company is authorized to provide for the issuance of up to 15 million shares of undesignated preferred stock, none of which has been issued as of January 31, 2002.

Common Stock

In October 1999, the Company sold at fair market value 11.4 million shares of common stock to founders for cash. The common stock shares vest 25% on the first anniversary of the issuance date with the balance vesting ratably over the remaining period of three years as specified in the purchase agreements. All unvested shares purchased by the founders are subject to repurchase by the Company at the original cost if the founders’ employment is terminated. As of January 31, 2002, 4.7 million shares were subject to repurchase. The sale of common stock to founders at fair market value was accounted for as an increase in equity. The measurement date of the founders stock is not changed solely by the provision that termination of employment reduces the number of shares of stock that may be issued.

Amended and Restated Certificate of Incorporation

In March 2001, the Company amended the Certificate of Incorporation to increase the authorized common stock to 200 million shares.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

In September 1999, the Board of Directors adopted the 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, options or stock purchase rights may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. A total of 9.6 million shares have been reserved under the 1999 Plan. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years. The term of the 1999 Plan is ten years.

In August 2000, the Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”). Under the 2000 Plan options or stock purchase rights may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. A total of 8.0 million shares were reserved under the 2000 Plan. Options, which are granted as either incentive stock options or nonstatutory stock options, and stock purchase rights are exercisable within the times or upon the events determined by the Board of Directors as specified in each option agreement. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years. The term of the 2000 Plan is ten years.

In September 2000, the Board of Directors approved the 2000 Incentive Stock Plan. The plan provides for the grant of incentive stock options to the Company’s employees and nonstatutory stock options and stock purchase rights to our employees, directors and consultants. A total of 12.5 million shares of our common stock plus any unissued but reserved shares under the 1999 Stock Plan and the 2000 Stock Plan as of the effective date of the initial public offering and any shares returned to such plans shall be reserved for issuance under the 2000 Incentive Stock Plan. The shares may be authorized, but unissued, or reacquired common stock.

The number of shares reserved for issuance under the Company’s 2000 Incentive Stock Plan will increase annually on the first day of the Company’s fiscal year beginning in 2003 by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the first day of the year; provided, however, such percentage shall decrease to 6% of the outstanding shares of the Company’s common stock beginning on the first day of the fiscal year beginning in 2007, (ii) 9.0 million shares or (iii) a lesser amount as the Company’s Board of Directors may determine.

The Director Option Program is part of the Company’s 2000 Incentive Stock Plan and provides for the periodic grant of nonstatutory stock options to the Company’s non-employee directors.

2000 Employee Stock Purchase Plan

In September 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan. A total of 1.5 million shares of the Company’s common stock will be made available for sale under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company’s fiscal year beginning in 2003 in an amount equal to the lesser of (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company’s common stock on that date, or (iii) a lesser amount determined by the Company’s Board of Directors. The Company’s Board of Directors or a committee of its Board administers the plan.

The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

The price of common stock is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

withdrawn from the current offering period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period. The Company issued 538,524 shares under the Purchase Plan as of January 31, 2002. At January 31, 2002, the Company had 961,476 shares reserved for future issuance.

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

Warrants

In January 2000, the Company issued a warrant to purchase 5,000 shares of Series B convertible preferred stock with an exercise price of $1.68 per share in connection with the leasing of its new office space. The warrant was exercised in March 2001 when the Company successfully completed its IPO. The Company recorded amortization of the warrant of $5,300 during the year ended January 31, 2000.

In February 2000, in connection with the issuance of the Notes, the Company issued detachable warrants to purchase an aggregate of 1.2 million shares of common stock at an exercise price of $0.02 per share. The warrants expire in February 2010. The deemed fair value of the warrants of $9.8 million was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: deemed fair market value of the common stock of $10.80 on the day of issuance, risk free interest rate of 6.0%, contractual life of the warrants of ten years, volatility of 70%, and a dividend rate of zero. The amount represents a discount to the face value of the notes and is being amortized to interest expense, using the effective interest method, over the life of the Notes. These warrants were exercised in full during October 2001.

In February 2001, the Company entered into a marketing alliance agreement with Accenture. Accenture is entitled to receive marketing assistance fees and has been issued a warrant to purchase up to 250,000 shares of the Company’s common stock. Warrants issued to Accenture vest contingently. A specified number of warrants fully vest and become immediately exercisable and non-forfeitable upon the signing of a contract between Loudcloud and a new customer referred to the Company by Accenture. The warrants can be earned through the termination of the agreement in February 2004, and vested warrants expire on February 28, 2006. The Company will record the fair value of each warrant as it vests using the Black-Scholes pricing model. A significant factor in the Black-Scholes pricing model will be the fair value of our stock when the warrants vest compared to the exercise price. The exercise price is $6.00. The fair value of the warrants that vest upon the signing of a customer’s contract will be amortized into operating expenses (marketing expenses) over the life of the contract between the customer and Loudcloud. To date, no warrants have vested. In addition, upon the signing of a contract between Loudcloud and a customer referred from Accenture, Accenture is entitled to receive marketing assistance fees, payable monthly, based on a percentage of amounts payable to us under the contract. The marketing assistance fees will be recognized monthly by us based on the fees due Accenture. We believe that the sales and marketing alliance agreement could result in significant stock-based compensation. Accenture stock-based and cash compensation will be disclosed on a separate line in operating expenses (marketing expenses).

Notes Receivable from Stockholders

The Company has notes receivable outstanding of $3.0 million from employees as of January 31, 2002, issued to finance the purchase of shares of common and the convertible preferred stock of the Company. The

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes are full recourse notes that bear interest at a rate of approximately 6% per annum with principal and interest due four years from the original issuance date. The notes were issued from inception (September 9, 1999) to August 2000.

Options to Consultants

As of January 31, 2002, the Company had granted stock purchase rights and options for 122,033 shares of common stock to consultants of which 3,600 remain subject to repurchase at a weighted average exercise price of $1.2967 per share. These options were granted in exchange for consulting services to be rendered and vest over a period of three to four years. These options were exercised by the consultants, but are subject to repurchase.

The unvested shares held by consultants have been and will be marked-to-market using the estimate of fair value at the end of each accounting period pursuant to the FASB’s Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services.

Stock-Based Compensation

Under the Company’s stock option plans, options or stock purchase rights may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Options or stock purchase rights granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each agreement. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years. Options and stock purchase rights generally vest with respect to 25% of the shares one year after the option or stock purchase right grant date and the remainder ratably over the following three years.

LOUDCLOUD,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes all stock option plan activity:

		Options and Stock Purchase Rights Outstanding
	Shares Available	Shares	Weighted Average Exercise Price
Shares Authorized	8,512,500	—	$—
Granted	(4,701,053)	4,701,053	0.09
Exercised		(4,701,053)	0.09

Balance at January 31, 2000	3,811,447	—	—
Shares Authorized	8,103,737	—	—
Granted	(9,277,665)	9,277,665	5.34
Exercised		(5,026,313)	1.20
Repurchases	264,670	—
Cancellations	105,475	(105,475)	9.96

Balance at January 31, 2001	3,007,664	4,145,877	10.23
Shares Authorized	13,500,000	—	—
Granted	(12,438,066)	12,438,066	3.37
Exercised		(19,170)	4.62
Repurchases	2,714,177	—	0.82
Cancellations	2,366,885	(2,366,885)	8.27

Balance at January 31, 2002	9,150,660	14,197,888	4.55

Exercisable at end of period		1,421,839	$7.74

The following table summarizes significant ranges of outstanding and exercisable options at January 31, 2002:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.46–$1.46	2,881,018	9.63	$1.46	6,817	$1.46
1.85– 3.60	3,949,930	9.22	2.57	715,689	3.13
3.68– 3.68	3,152,658	9.84	3.68	69,915	3.68
4.00– 8.00	2,990,076	9.11	6.05	207,920	7.46
13.00–18.00	1,224,206	8.79	16.80	421,498	16.47

	14,197,888	9.38	$4.55	1,421,839	$7.74

There were 7.3 million unvested shares of common stock subject to repurchase as of January 31, 2002. Common stock is subject to repurchase upon termination of the stock purchase right holder’s employment. Such shares are subject to repurchase at their original issuance prices.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. Through January 31, 2001, the Company recorded $168.0 million in deferred compensation for stock purchase rights and stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Compensation expense of $42.7 and $71.7 million was

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized using the graded vesting method for the years ended January 31, 2002 and 2001, respectively. In addition, the Company reversed $22.7 million from deferred compensation related to employees that were terminated during fiscal 2002. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method.

As required under SFAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the fair value of the stock purchase rights grants and stock options as expense. For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,		Inception (September 9, 1999
	2002	2001	to January 31, 2000)
Risk-free interest yield	6.0%	6.0%	6.0%
Expected life (years)	4.0	4.0	4.0
Volatility	157%	70%	70%
Dividend yield	0%	0%	0%

The weighted average grant date fair value was $3.37, $3.88 and $0.02 for stock purchase rights and stock options granted in the years ended January 31, 2002, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, respectively.

The Company’s consolidated pro forma information follows for the years ended January 31, 2002 and 2001 and for the period from inception (September 9, 1999) to January 31, 2000:

	Year Ended January 31,		Inception (September 9, 1999
	2002	2001	to January 31, 2000)
	(in thousands, except per share amounts)
As reported consolidated net loss applicable to common stockholders	$(210,675)	$(233,950)	$(4,981)
Consolidated pro forma net loss applicable to common stockholders	(220,360)	(239,100)	(4,997)
As reported consolidated net loss per share applicable to common stockholders—basic and diluted	(3.45)	(165.57)	(1815.23)
Consolidated pro forma net loss per share applicable to common stockholders—basic and diluted	(3.61)	(169.21)	(1,821.06)

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

There is no provision for income taxes because the Company has incurred net operating losses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	January 31,
	2002	2001
	(in thousands)
Net operating loss carryforwards	$64,000	$26,055
Deferred revenue	8,000	5,000
Non-deductible reserves and accruals	10,500	5,900
Other	2,100	1,545

Total deferred tax assets	84,600	38,500
Valuation allowance	(84,600)	(38,500)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $46.1 million and $37.3 million during the years ended January 31, 2002 and 2001, respectively.

As of January 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $171 million, which expire in the years 2020 through 2022, and federal research and development tax credits of approximately $400,000, which expire in the years 2020 through 2022. In addition, the Company had state net operating loss carryforwards of approximately $100 million, which expire in the years 2010 through 2012, and state research and development credits of approximately $350,000, which do not expire.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

10.    Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed.

	Year Ended January 31,		Inception (September 9, 1999)
	2002	2001	to January 31, 2000
	(in thousands, except per share amounts)
Consolidated net loss applicable to common stockholders (numerator)	$(210,675)	$(233,950)	$(4,981)

Shares used in computing historical basic and diluted consolidated net loss per share applicable to common stockholders (denominator):
Weighted average common shares outstanding	73,805	19,006	10,348
Less weighted average shares subject to repurchase	(12,716)	(17,593)	(10,345)

Denominator for basic and diluted consolidated net loss per share	61,089	1,413	3

Historical basic and diluted consolidated net loss per share applicable to common stockholders	$(3.45)	$(165.57)	$(1,815.23)

The Company has excluded the impact of all convertible preferred stock, shares of common stock subject to repurchase, warrants for convertible preferred stock and common stock from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 7.6 million, 43.2 million and 35.4 million for the years ended January 31, 2002, 2001 and for the period from inception (September 9, 1999) to January 31, 2000, respectively.

11.    Legal Proceedings

The Company is currently a defendant in multiple lawsuits filed beginning in August 2001 claiming that it, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. These lawsuits, which are pending in the U.S. District Courts for the Southern District of New York and the Northern District of California, are being brought as a class action on behalf of all purchasers of the Company’s common stock from March 8, 2001 to May 1, 2001, and seek damages in unspecified amounts. The Company strongly denies these allegations and will defend itself vigorously; however, litigation is inherently uncertain and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur associated litigation expenses in connection with these lawsuits.

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Results (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended January 31, 2002
Net revenue	$11,662	$14,088	$14,316	$15,946
Restructuring charges	—	30,162	1,309	—
Amortization of deferred stock compensation	16,900	10,282	8,174	7,310
Loss from operations	(59,688)	(75,789)	(39,718)	(32,139)
Net loss	(60,313)	(75,987)	(40,722)	(33,653)
Basic and diluted net loss per share applicable to common stockholders	$(1.25)	$(1.19)	$(0.62)	$(0.51)

Year ended January 31, 2001
Net revenue	$86	$1,855	$4,613	$8,932
Amortization of deferred stock compensation	5,846	18,518	26,714	20,647
Loss from operations	(13,793)	(34,403)	(58,529)	(58,081)
Net loss	(14,601)	(34,842)	(58,164)	(58,813)
Series C convertible preferred stock deemed non-cash dividend	—	(67,530)	—	—
Net loss applicable to common stockholders	(14,601)	(102,372)	(58,164)	(58,813)
Basic and diluted net loss per share applicable to common stockholders	$(1,175.98)	$(2,647.32)	$(58.93)	$(12.83)

Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

13.    Subsequent Events

2000 Employee Stock Purchase Plan

In February 2002, an additional 1.5 million shares were added to the available shares for issuance under the Employee Stock Purchase Plan pursuant to the annual increase provisions of the Purchase Plan.

Frontera Acquisition

In February 2002, the Company entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in southern California, for consideration consisting solely of the Company’s common stock. The acquisition is valued at approximately $12 million to $13 million. The closing of the acquisition is expected to occur in the second quarter of fiscal 2003 and is subject to customary closing conditions, including Frontera stockholder approval and regulatory approvals.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

Our directors, executive officers and key employees and their ages as of April 1, 2002 are as follows:

Name	Age	Position
Marc L. Andreessen	30	Chairman of the Board of Directors
Benjamin A. Horowitz	35	President, Chief Executive Officer and Director
Timothy A. Howes	38	Chief Technical Officer and President of Development
In Sik Rhee	30	Chief Tactician
Roderick M. Sherwood III	48	Executive Vice President and Chief Financial Officer
John L. O’Farrell	43	Executive Vice President of Business Development
Shellye L. Archambeau	39	Chief Marketing Officer and Executive Vice President of Sales
James T. Dimitriou	43	Executive Vice President of Customer Operations
William V. Campbell	61	Director
Michael S. Ovitz	55	Director
Andrew S. Rachleff	43	Director

Marc L. Andreessen is a co-founder of Loudcloud and has served as the Chairman of our board of directors since September 1999. Prior to co-founding Loudcloud, Mr. Andreessen served as Chief Technology Officer of America Online, Inc., a new media company, from February 1999 to September 1999. Mr. Andreessen was a co-founder of Netscape Communications Corporation, an open software provider, serving in various positions from April 1994 until March 1999, including Chief Technology Officer and Executive Vice President of Products. He served on Netscape’s board of directors from April 1994 until March 1999. Mr. Andreessen serves on the board of directors of CacheFlow, Inc. Mr. Andreessen holds a B.S. in computer science from the University of Illinois at Urbana-Champaign.

Benjamin A. Horowitz is a co-founder of Loudcloud and has served as our President and Chief Executive Officer and as a director since September 1999. Prior to co-founding Loudcloud, Mr. Horowitz served as Vice President and General Manager of the E-Commerce Platform division of America Online, Inc. from April 1999 to September 1999. From July 1995 to April 1999, Mr. Horowitz was a vice president at Netscape Communications. Mr. Horowitz serves on the board of directors of Mips Technologies, Inc. and Omnicell, Inc. Mr. Horowitz holds an M.S. in computer science from the University of California, Los Angeles and a B.S. in computer science from Columbia University.

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

John L. O’Farrell has served as our Executive Vice President of Business Development since March 2001. Prior to joining Loudcloud, Mr. O’Farrell served as Executive Vice President, International for Excite@Home, a provider of broadband Internet access and media services, from March 2000 to March 2001, and as Senior Vice President, International from May 1999 to March 2000. From April 1997 to May 1999, he was Senior Vice President, International for @Home Corporation, a broadband Internet access provider. From August 1995 to April 1997, he was President of US WEST Interactive Services, an Internet content development and investment company. Prior to that time, Mr. O’Farrell served as Vice President, Corporate Strategy of US WEST Inc., a telephone and cable network operator, from May 1994 to August 1995, and as Executive Director, Corporate Strategy from March 1992 to May 1994. Before joining US WEST Inc., Mr. O’Farrell held general management, marketing and consulting positions in the United States and Europe with Telecom Ireland (Ireland), Booz, Allen and Hamilton (U.S.), the Commission of the European Communities (Luxembourg), Digital Equipment Corporation and Siemens AG (both Germany). Mr. O’Farrell holds a B.E. degree from University College Dublin, Ireland, and an M.B.A. from the Stanford Graduate School of Business.

Shellye L. Archambeau has served as our Chief Marketing Officer since April 2001 and our Executive Vice President of Sales since May 2001. Prior to joining Loudcloud, from June 2000 to March 2001, Ms. Archambeau served as Chief Marketing Officer for NorthPoint Communications, Inc., a DSL broadband network provider which filed for bankruptcy in January 2001. From May 1999 to June 2000, Ms. Archambeau was President of Blockbuster.com, the e-commerce division of Blockbuster, Inc. Prior to that time, Ms. Archambeau spent 15 years at IBM in various sales, marketing and general management executive positions. Ms. Archambeau holds a B.S. degree from the Wharton School, University of Pennsylvania.

James T. Dimitriou has served as our Executive Vice President of Customer Operations since June 2001. Mr. Dimitriou also served as our Vice President of Client Services from May 2000 to June 2001. Prior to joining Loudcloud, Mr. Dimitriou was a Vice President and Managing Partner at Computer Sciences Corporation, a technology services company, from May 1995 to May 2000. Mr. Dimitriou holds a B.A. in economics from Carleton College.

William V. Campbell has served as a director of Loudcloud since August 2000. Mr. Campbell has served as Chairman of the Board of Intuit Inc., an electronic finance company, since August 1998 and served as Acting Chief Executive Officer from September 1999 until January 2000. Mr. Campbell also served as Intuit’s President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Apple Computer, Inc. Mr. Campbell holds both a B.A. and an M.A. in economics from Columbia University.

Michael S. Ovitz has served as a director of Loudcloud since July 2000. Mr. Ovitz co-founded Creative Artists Agency, a talent representation company, and served as its Chairman from 1975 to 1995. In January 1999, Mr. Ovitz founded CKE Companies, which is comprised of four distinct companies: Artists Management Group, a talent representation company, Artists Production Group, a film production company, Artists Television Group, a television production company and Lynx Technology Group, a technology investment and consulting company. From January 1997 to December 1998, Mr. Ovitz was a self-employed private investor. From October 1995 to December 1996, Mr. Ovitz was President at The Walt Disney Company, an entertainment company. Mr. Ovitz currently serves as Chairman of the Executive Board of the UCLA Hospital and Medical Center. Mr. Ovitz serves on the Board of Directors of D.A.R.E. America and the Board of Advisors at the UCLA School of Theater, Film and Television. Mr. Ovitz also serves on the Board of Trustees of the Museum of Modern Art in New York City and is a member of the Council on Foreign Relations. Mr. Ovitz holds a B.A. in psychology from UCLA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons, we believe that during our fiscal year ended January 31, 2002 all the reporting persons complied with the filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth summary information concerning compensation earned by or paid to our Chief Executive Officer and our four most highly compensated executive officers during the fiscal year ended January 31, 2002 for services rendered in all capacities to us during our fiscal year ended January 31, 2002, during our fiscal year ended January 31, 2001 and during the period from inception in September 1999 to January 31, 2000. These individuals are referred to as the “named executive officers.” Other than the salary and bonus described below, we did not pay any executive officer named in the Summary Compensation Table any fringe benefits, perquisites or other compensation in excess of 10% of that executive officer’s salary and bonus during either the fiscal year ended January 31, 2002, during our fiscal year ended January 31, 2001 or the period from inception to January 31, 2000.

Summary Compensation Table

	Fiscal Year (1)				Long-Term Compensation
Awards
		Annual Compensation			Securities Underlying
Name and Principal Position		Salary	Bonus		Options
Benjamin A. Horowitz President and Chief Executive Officer	2002 2001 2000	$250,000 210,000 35,000	$50,000 — —		1,000,750 500,000 —

Shellye L. Archambeau (2) Chief Marketing Officer and Executive Vice President of Sales	2002	245,578	218,400	(3)	1,000,750

James T. Dimitriou (4) Executive Vice President of Customer Operations	2002 2001	400,000 275,898	— 50,000		700,750 —

John L. O’Farrell (5) Executive Vice President of Business Development	2002	241,667	150,000	(6)	700,750

Roderick M. Sherwood III (7) Executive Vice President and Chief Financial Officer	2002 2001	319,904 119,872	49,587 225,000	(8) (9)	350,750 —

(1)	Fiscal year 2000 represents the period from inception to January 31, 2000.
(2)	Ms. Archambeau commenced her employment with us in March 2001.
(3)	Represents a one-time bonus paid upon commencement of Ms. Archambeau’s employment and payment of housing expenses.
(4)	Mr. Dimitriou commenced his employment with us in May 2000.
(5)	Mr. O’Farrell commenced his employment with us in March 2001.
(6)	Represents a one-time bonus paid upon commencement of Mr. O’Farrell’s employment.
(7)	Mr. Sherwood commenced his employment with us in June 2000.
(8)	Represents payment of housing expenses.
(9)	Represents a one-time bonus paid upon commencement of Mr. Sherwood’s employment.

Option Grants in Last Fiscal Year

The following table sets forth information regarding stock option grants made to the named executive officers during the fiscal year ended January 31, 2002.

	Number of Shares	% of Total Options Granted to Employees in Fiscal	Exercise Price Per Share		Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
		Year (1)		Expiration Date	5%	10%
Benjamin A. Horowitz	1,000,000	8.1%	$3.68	December 3, 2011	$2,313,531	$5,862,480
	750	*	$3.68	December 3, 2011	$1,735	$4,397
Shellye L. Archambeau	550,000	4.4%	$6.00	March 7, 2011	$2,074,634	$5,257,115
	450,000	3.6%	$1.86	August 27, 2011	$526,203	$1,333,396
	750	*	$3.68	December 3, 2011	$1,735	$4,397
John L. O’Farrell	600,000	5.3%	$6.00	March 7, 2011	$2,263,237	$5,735,035
	100,000	0.8%	$1.46	September 18, 2011	$91,787	$232,588
	750	*	$3.68	December 3, 2011	$1,735	$4,397
James T. Dimitriou	300,000	2.4%	$1.85	October 10, 2011	$348,916	$884,151
	200,000	1.6%	$4.20	May 15, 2011	$528,089	$1,338,175
	200,000	1.6%	$1.46	September 18, 2011	$183,574	$465,175
	750	*	$3.68	December 3, 2011	$1,735	$4,397
Roderick M. Sherwood III	350,000	2.8%	$2.02	June 25, 2011	$444,475	$1,126,397
	750	*	$3.68	December 3, 2011	$1,735	$4,397

*	Represents less than 1% of the total options granted to employees during the fiscal year.
(1)	Options to purchase a total of 12,377,316 shares were granted to employees during the fiscal year ended January 31, 2002.
(2)
The assumed 5% and 10% annual rates of stock price appreciation from the date of grant to the end of the option term are provided in accordance with rules of the SEC and do not represent the Company’s estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding unexercised stock options held as of January 31, 2002 by each of the named executive officers. No stock options were exercised by named executive officers during the fiscal year ended January 31, 2002.

	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Benjamin A. Horowitz	166,618	1,334,132	$0	$0
Shellye L. Archambeau	46,906	953,844	$75,000	$645,000
John L. O’Farrell	31	700,719	$0	$200,000
James T. Dimitriou	18,781	681,969	$30,188	$852,813
Roderick M. Sherwood III	31	350,719	$0	$504,000

(1)	Calculated based on the January 31, 2002 closing price of $3.46 per share as reported on the Nasdaq National Market.

Change of Control and Severance Arrangements

Each of our 1999 Stock Plan, 2000 Stock Plan and 2000 Incentive Stock Plan provides that in the event of our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute each option or stock purchase right, except for the options granted to our outside directors under the 2000 Incentive Stock Plan. If the outstanding options or stock purchase rights are not assumed or substituted for, the optionee will be notified that his or her options or stock purchase rights will be fully exercisable as to all optioned stock, including shares that would not otherwise be vested and exercisable, for a specified period from the date of such notice. The option or purchase right will terminate at the end of the specified period. In the event the employee has a separate change of control arrangement with us that is more favorable than the one in our plans, the more favorable change of control arrangement will prevail according to its terms, but the employee will not be entitled to any additional acceleration.

All of our stock option agreements and restricted stock purchase agreements entered into after September 19, 2001 under our 2000 Incentive Stock plan provide that in the event that an optionee or purchaser, respectively, is involuntary terminated without cause within two years of a change of control or is terminated due to a work force reduction or job elimination, the vesting schedule of the option or stock purchase right will be modified such that, generally, one forty-eighth of the shares subject to the option or purchase right will be deemed to have vested each month after the vesting commencement date. In addition, the period of exercisability will be extended to one year from the date of such termination.

Marc L. Andreessen.    In December 2001, Mr. Andreessen was granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $3.68 per share. The option vests and becomes exercisable as to one forty-eighth of the shares one month after the option grant and one forty-eighth of the shares each month thereafter. Upon a change of control, the vesting and exercisability of the option will be accelerated as to 50% of the shares subject to the option that have not vested at such time and an additional one twenty-fourth of the shares subject to the option that have not vested at such time will vest and become exercisable each month following the change of control. In addition, upon a termination of employment without cause, the vesting and exercisability of the option will be accelerated in full.

Benjamin A. Horowitz.    In October 1999, Mr. Horowitz purchased 4,060,000 shares of our common stock at a purchase price of $0.002 per share. These shares are subject to a right of repurchase that lapses over a four-year period and lapses as to one-fourth of these shares on October 14, 2000 with the purchase right lapsing ratably monthly after that date. Upon a change of control, the lapsing of our repurchase right will be accelerated and at least 50% of the common stock purchased under the restricted stock purchase agreement will not be subject to our right of repurchase. In addition, upon an involuntary termination of employment without cause, our right of repurchase will lapse as to all of the common stock subject to repurchase under the restricted stock purchase agreement.

In November 2000, Mr. Horowitz was granted an option to purchase 500,000 shares of our common stock at an exercise price of $18.00 per share. In December 2001, Mr. Horowitz was granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $3.68 per share. The option subject to each grant vests and becomes exercisable as to twenty-five percent of the shares on the first anniversary of the option grant and one forty-eighth of the shares each month thereafter. Upon a change of control, the vesting and exercisability of the options will be accelerated as to 50% of the shares subject to the option that have not vested at such time and an additional one twenty-fourth of the shares subject to the option that have not vested at such time will vest and become exercisable each month following the change of control. In addition, upon a termination of employment without cause, the vesting and exercisability of the options will be accelerated in full.

Roderick M. Sherwood III.    In June 2000, Mr. Sherwood purchased 734,481 shares of our common stock at a purchase price of $1.20 per share pursuant to a restricted stock purchase agreement, and, in August 2000, he purchased 120,167 shares of common stock at a purchase price of $3.60 per share pursuant to a restricted stock purchase agreement. The shares purchased by Mr. Sherwood are subject to a right of repurchase that lapses over a four-year period and lapses as to one-fourth of these shares on the first anniversary of the purchase date with the purchase right lapsing ratably monthly after that date. Upon an involuntary termination of Mr. Sherwood’s employment without cause within twelve months of a change of control, our right of repurchase will lapse as to all of the common stock subject to repurchase under the restricted stock purchase agreement.

In June 2001, Mr. Sherwood was granted an option to purchase 350,000 shares of our common stock at an exercise price of $2.02 per share. The option vests and becomes exercisable as to twenty-five percent of the shares on the first anniversary of the option grant and one forty-eighth of the shares each month thereafter. Upon an involuntary termination of Mr. Sherwood’s employment without cause within twelve months of a change of control, the vesting and exercisability of the option will be accelerated in full.

Shellye L. Archambeau.    In March 2001, Ms. Archambeau was granted an option to purchase 550,000 shares of our common stock at an exercise price of $6.00 per share. The option vests and becomes exercisable as to twenty-five percent of the shares on the first anniversary of the option grant and one forty-eighth of the shares each month thereafter. In August 2001, Ms. Archambeau was granted an option to purchase 450,000 shares of our common stock at an exercise price of $1.86 per share. The option vests and becomes exercisable as to one forty-eighth of the shares one month after the option grant and one forty-eighth of the shares each month thereafter. Upon an involuntary termination of Ms. Archambeau’s employment without cause within twelve months of a change of control, the vesting and exercisability of the options will be accelerated in full.

John L. O’Farrell.    In March 2001, Mr. O’Farrell was granted an option to purchase 600,000 shares of our common stock at an exercise price of $6.00 per share. The option vests and becomes exercisable as to twenty-five percent of the shares on the first anniversary of the option grant and one forty-eighth of the shares each month thereafter. Upon an involuntary termination of Mr. O’Farrell’s employment without cause within twelve months of a change of control, the vesting and exercisability of the option will be accelerated in full. In addition, upon an involuntary or constructive termination of Mr. O’Farrell’s employment without cause, Mr. O’Farrell will receive a lump sum cash payment equal to twelve months of his then current monthly salary and a cash payment equal to the value of his benefits for a period of twelve months.

Directors’ Compensation

Except for the grant of stock options and stock purchase rights, we do not currently compensate our directors for their services as directors. Directors who are employees of Loudcloud are eligible to participate in our 2000 Incentive Stock Plan and our 2000 Employee Stock Purchase Plan. We also reimburse each member of our Board for out-of-pocket expenses incurred in connection with attending board and board committee meetings.

In addition, the Board has approved our Director Option Program, which is part of our 2000 Incentive Stock Plan. Our Director Option Program provides for the periodic grant of nonstatutory stock options to non-employee directors. All grants of options to non-employee directors under the Director Option Program are automatic. Any new director shall be granted an option to purchase 50,000 shares when that person first becomes a non-employee director, except for those directors who become non-employee directors by ceasing to be employee directors. Twenty-five percent of the shares subject to the option become exercisable on the first anniversary of the date of grant, and one forty-eighth of the shares subject to the option vest each month thereafter, provided the individual remains an outside director on those dates.

Each outside director shall automatically be granted an option to purchase 25,000 shares on each annual meeting of our stockholders that will occur after the end of our fiscal year, if immediately after the meeting, he or she shall continue to serve on the Board and has been a director for at least six months prior to the annual stockholders meeting. The shares subject to the annual options become fully vested on the one-year anniversary of the date of grant, provided the individual remains an outside director on those dates.

All options granted under our Director Option Program have a term of ten years and an exercise price equal to fair market value on the date of grant. After termination as a non-employee director with us, an optionee must exercise an option at the time set forth in his or her option agreement. If termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of its term. A non-employee director may not transfer options granted under our Director Option Program other than by will or the laws of descent and distribution. Only the non-employee director may exercise the option during his or her lifetime.

In the event of our merger with or into another corporation or a sale of substantially all of our assets, all of the outstanding options granted pursuant to the Director Option Program become fully vested and exercisable.

Compensation Committee Interlocks and Insider Participation

The compensation committee currently consists of Mr. Andreessen, Mr. Campbell and Mr. Rachleff. During the fiscal year ended January 31, 2002, Mr. Andreessen was an employee of Loudcloud. No interlocking relationship exists, or has existed in the past, between the Board or compensation committee and the Board or compensation committee of any other company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information regarding beneficial ownership of common stock as of April 1, 2002, by: (i) each of our executive officers; (ii) each of our directors; (iii) each person or entity known to us to own beneficially more than five percent of our common stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, the address for the stockholders holding more than five percent of our common stock is c/o Loudcloud, Inc., 599 N. Mathilda Avenue, Sunnyvale, California 94085.

Name and Address of Beneficial Owner	Total Shares Beneficially Owned (1)	Percent of Shares Beneficially Owned (2)
Directors and Executive Officers:
Marc L. Andreessen (3)	10,653,221	13.9%
Benjamin A. Horowitz (4)	4,450,196	5.8
Timothy A. Howes (5)	3,694,777	4.8
In Sik Rhee (6)	3,919,159	5.1
Roderick M. Sherwood III (7)	882,899	1.2
John L. O’Farrell (8)	180,721	*
Shellye L. Archambeau (9)	260,825	*
James T. Dimitriou (10)	298,281	*
William V. Campbell (11)	96,875	*
Michael S. Ovitz (12)	307,987	*
Andrew S. Rachleff (13)	8,735,803	11.4
All directors and executive officers as a group (10 persons) (14)	29,561,585	38.3
Other Stockholders:
Entities affiliated with Benchmark Capital (15) 2480 Sand Hill Road, Suite 200 Menlo Park, CA 94025	7,956,627	10.4

Entities affiliated with Amerindo Investments Advisors, Inc. (16) 601 South Figueroa Street, Suite 2400 Los Angeles, CA 90017	6,013,726	7.9

*	Represents less than one percent of our outstanding stock.

(1)
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 1, 2002 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder’s name.

(2)	Applicable percentage ownership is based on 76,322,947 shares of common stock outstanding as of April 1, 2002.

(3)
Represents 9,110,899 shares held by Michael G. Mohr or Marc L. Andreessen (Trustees), Andreessen 1996 Living Trust, 1,438,000 shares held by the 1996 Andreessen Charitable Remainder Trust, Michael G. Mohr or Marc L. Andreessen (Trustees) and includes 104,322 shares issuable upon exercise of outstanding options held by Mr. Andreessen exercisable within 60 days of April 1, 2002.

(4)
Represents 3,873,453 shares held by Mr. Horowitz individually and 285,000 shares held by the Horowitz Family Limited Partnership. Includes 1,522,500 shares subject to Loudcloud’s right of repurchase as of April 1, 2002 and 291,743 shares issuable upon exercise of outstanding options held by Mr. Horowitz exercisable within 60 days of April 1, 2002.

(5)
Includes 1,371,563 shares subject to Loudcloud’s right of repurchase as of April 1, 2002 and 2,238 shares issuable upon exercise of outstanding options held by Dr. Howes exercisable within 60 days of April 1, 2002.

(6)
Represents 3,666,921 shares held by Mr. Rhee individually and 250,000 shares held by Rhee Enterprises L.P. Includes 1,371,563 shares subject to Loudcloud’s right of repurchase as of April 1, 2002 and 2,238 shares issuable upon exercise of outstanding options held by Mr. Rhee exercisable within 60 days of April 1, 2002.

(7)
Represents 760,301 shares held by Mr. Sherwood individually, 46,949 shares held by Roderick M. Sherwood III & Gretchen W. Sherwood jointly and 71,848 shares held by Gretchen W. Sherwood. Includes 485,745 shares subject to Loudcloud’s right of repurchase as of April 1, 2002 and 3,801 shares issuable upon exercise of outstanding options held by Mr. Sherwood exercisable within 60 days of April 1, 2002.

(8)	Represents 2,754 shares held by Mr. O’Farrell individually and includes 177,967 shares issuable upon exercise of outstanding options held by Mr. O’Farrell exercisable within 60 days of April 1, 2002.

(9)
Represents 22,649 shares held by Ms. Archambeau individually and includes 238,176 shares issuable upon exercise of outstanding options held by Ms. Archambeau exercisable within 60 days of April 1, 2002.

(10)
Represents 201,250 shares held by Mr. Dimitriou individually. Includes 108,334 shares subject to Loudcloud’s right of repurchase as of April 1, 2002 and 97,031 shares issuable upon exercise of outstanding options held by Mr. Dimitriou exercisable within 60 days of April 1, 2002.

(11)	Represents 75,000 shares held by Mr. Campbell individually and includes 21,875 shares issuable upon exercise of outstanding options held by Mr. Campbell exercisable within 60 days of April 1, 2002.

(12)
Represents 186,112 shares held by CKEI, LLC a California limited liability company controlled by Mr. Ovitz and 100,000 shares held Mr. Ovitz individually. Includes 21,875 shares issuable upon exercise of outstanding options held by Mr. Ovitz exercisable within 60 days of April 1, 2002.

(13)
Represents 779,176 shares held by the Rachleff Family Revocable Trust and 7,956,627 shares held by Benchmark Capital Management Co. IV, L.L.C., as nominee for Benchmark Capital Partners IV, L.P., Benchmark Founders’ Fund IV, L.P., Benchmark Founders’ Fund IV-A, L.P., and Benchmark Founders’ Fund IV-B, L.P. Mr. Rachleff is a Managing Member of Benchmark Capital Management Co. IV, L.L.C.,

the general partner of Benchmark Capital Partners IV, L.P., Benchmark Founders’ Fund IV, L.P., Benchmark Founders’ Fund IV-A, L.P. and Benchmark Founders’ Fund IV-B, L.P. Mr. Rachleff disclaims beneficial ownership of the shares held by Benchmark, except to the extent of his pecuniary interest in the Benchmark funds. Information is based on the Schedule 13G filed with the SEC on or about February 13, 2002 by Benchmark Capital Management Co. IV, L.L.C. and related entities and individuals.

(14)
Includes 3,488,142 shares subject to Loudcloud’s right of repurchase as of April 1, 2002 and includes 959,028 shares issuable upon exercise of outstanding options held by all directors and executive officers as a group exercisable within 60 days of April 1, 2002.

(15)
Represents shares held by Benchmark Capital Management Co. IV, L.L.C., as nominee for Benchmark Capital Partners IV, L.P., Benchmark Founders’ Fund IV, L.P., Benchmark Founders’ Fund IV-A, L.P. and Benchmark Founders’ Fund IV-B, L.P. Information is based on the Schedule 13G filed with the SEC on or about February 13, 2002 by Benchmark Capital Management Co. IV, L.L.C. and related entities and individuals.

(16)	Information is based on Amendment No. 1 to Schedule 13G filed with the SEC on or about February 15, 2002 by Amerindo Investment Advisors, Inc.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

During the fiscal year ended January 31, 2002, there has not been any transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of the our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the transactions described below.

Indebtedness of Management

In June 2000, in connection with Roderick M. Sherwood III’s purchase of 734,481 shares of our common stock, we loaned Mr. Sherwood $881,377 under a secured full recourse promissory note with an annual interest rate of 6.25% compounded annually. Principal and interest on the note are due and payable on June 22, 2004. In addition, in August 2000, in connection with Mr. Sherwood’s purchase of 120,167 shares of common stock, we loaned Mr. Sherwood $432,599 under a secured full recourse promissory note with an annual interest rate of 6.25% compounded annually. Principal and interest on the note are due and payable on August 24, 2004. The notes also provide that we may accelerate payment of the amounts outstanding under the loans in the event that he ceases to be an employee or consultant to us.

In May 2000, in connection with James T. Dimitriou’s purchase of 200,000 shares of our common stock, we loaned Mr. Dimitriou $160,000 under a secured full recourse promissory note with an annual interest rate of 6.25% compounded annually. Principal and interest on the note become due and payable on May 10, 2004. The note also provides that we may accelerate payment of the amounts outstanding under the loan in the event that he ceases to be an employee or consultant to us.

In May 2000, in connection with Michael I. Green’s purchase of 1,100,000 shares of our common stock, we loaned Mr. Green $880,000 under a secured full recourse promissory note with an annual interest rate of 6.25% compounded annually. Principal and interest on the note become due and payable on May 10, 2004. The note also provided that we may accelerate payment of the amounts outstanding under the loan in the event that he ceased to be an employee or consultant to us. In connection with Mr. Green’s retirement from his position at Loudcloud in May 2001, we exercised our right to repurchase those shares that had not vested at such time and accelerated the payment of the remaining principal and accrued interest due under the loan. Mr. Green repaid all such remaining principal and accrued interest due under this note in May 2001.

It is our current policy that all transactions between us and our officers, directors, 5% stockholders and their affiliates will be entered into only if these transactions are approved by a majority of the disinterested directors, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

Stock Option Grants to Certain Directors

Michael S. Ovitz received an option to purchase 50,000 shares of our common stock at an exercise price of $2.02 in June 2001. This option is subject to vesting over a four-year period.

Marc L. Andreessen received options to purchase an aggregate of 1,000,750 shares of our common stock at an exercise price of $3.68 per share in December 2001. These options are subject to vesting over a four-year period.

Indemnification

We have entered into indemnification agreements with each of our directors and officers. Such indemnification agreements require us to indemnify its directors and officers to the fullest extent permitted by Delaware law.

Conflict of Interest Policy

We believe that all transactions with affiliates described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of the independent and disinterested outside directors on the Board approve all future transactions between us and our officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to us than we could obtain from unaffiliated third parties.

All future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 34 of this Annual Report on Form 10-K.

2. Financial	Statement Schedules.

The following consolidated financial statement schedules of Loudcloud, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Schedule	Page
II—Valuation and Qualifying Accounts	72

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Bylaws of the Registrant.

10.1*+	Registrant’s 1999 Stock Plan.

10.2*+	Registrant’s 2000 Stock Plan.

10.3*+	Registrant’s 2000 Incentive Stock Plan.

10.4+	Registrant’s Employee Stock Purchase Plan.

10.5*+	Form of Directors and Officers’ Indemnification Agreement.

10.6*	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.

10.7*	Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.8*	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.9*+	Promissory Note dated June 22, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.10*+	Promissory Note dated August 24, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.11+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.

10.12*	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.

10.13*	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See page 71).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-46606, declared effective by the Securities and Exchange Commission on March 8, 2001.
+	Contract, plan or arrangement with management.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the fiscal year ended January 31, 2002.

(c)	Exhibits.

See Item 14(a) above.

(d)	Financial Statements and Schedules.

See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 1st day of May 2002.

LOUDCLOUD, INC.

By:	/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin A. Horowitz and Jordan J. Breslow, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on May 1, 2002 in the capacities indicated:

Signature	Title
/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ RODERICK M. SHERWOOD III Roderick M. Sherwood III	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Chairman of the Board of Directors
/s/ WILLIAM V. CAMPBELL William V. Campbell	Director
/s/ MICHAEL S. OVITZ Michael S. Ovitz	Director
/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director

LOUDCLOUD, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

January 31, 2002
(in thousands)

	Balance as of Beginning of Period	Addition Charged to Costs and Expenses	Deductions	Balance as of End of Period
Period from inception to January 31, 2000
Deduced from asset accounts:
Allowance for doubtful accounts	$—	$10	$—	$10
Year ended January 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$10	$841	$—	$851
Year ended January 31, 2001
Deducted from asset account:
Allowance for doubtful accounts	$851	$395	$331	$915

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2		Bylaws of the Registrant.

10.1	*+	Registrant’s 1999 Stock Plan.

10.2	*+	Registrant’s 2000 Stock Plan.

10.3	*+	Registrant’s 2000 Incentive Stock Plan.

10.4	+	Registrant’s Employee Stock Purchase Plan.

10.5	*+	Form of Directors and Officers’ Indemnification Agreement.

10.6	*	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.

10.7	*	Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.8	*	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.9	*+	Promissory Note dated June 22, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.10	*+	Promissory Note dated August 24, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.11	+	Promissory Note dated May 9, 2000, by and among the Registrant and James T. Dimitriou.

10.12	*	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.

10.13	*	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney (See page 71).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-46606, declared effective by the Securities and Exchange Commission on March 8, 2001.
+	Contract, plan or arrangement with management.