Form 10-Q
period 2002-04-30
LOUDCLOUD INC
filed 2002-06-14
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  000-32377

LOUDCLOUD, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3340178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

599 N. Mathilda Avenue
Sunnyvale, CA 94085
(Address, Including Zip Code, of
Registrant’s Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (408) 744-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

There were 76,267,477 shares of the Company’s Common Stock, par value $0.001, outstanding on May 31, 2002.

i

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

•	the anticipated market trends and uncertainties;

•	our expectations regarding the closing of our acquisition of Frontera Corporation and the amount of cash we expect to acquire upon the closing;

•	our expectations concerning our cost of revenues;

•	our expectations concerning our research and development expenses;

•	our expectations concerning our sales and marketing expenses;

•	our expectations concerning our general and administrative expenses;

•	our expectations concerning our stock-based compensation expense;

•	the anticipated capital expenditures and lease commitments;

•	the adequacy of our capital resources to fund our operations;

•	our expectations regarding operating losses and negative cash flow;

•	the anticipated increase in customers and expansion of our service offerings and target markets;

•	our expectations regarding ongoing developments of our Opsware technology and other technical capabilities;

•	the anticipated expansion in our direct and indirect sales organizations; and

•	the anticipated continuation of expansion into foreign markets.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results” in this Quarterly Report on Form 10-Q.

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

ITEM 1.     Financial Statements

LOUDCLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2002	January 31, 2002
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$76,948	$91,415
Short-term investments	—	3,288
Accounts receivable, net	10,891	11,303
Prepaid expenses and other current assets	2,474	3,086

Total current assets	90,313	109,092
Property and equipment, net	35,896	43,090
Restricted cash	16,582	20,935
Other assets	1,343	1,180

Total assets	$144,134	$174,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,165	$3,598
Other accrued liabilities	16,354	21,230
Deferred revenue	15,023	16,234
Accrued restructuring costs	14,310	17,081
Capital lease obligations, current portion	1,696	2,021

Total current liabilities	51,548	60,164
Capital lease obligations, net of current portion	17	168
Senior discount notes	52,936	50,536
Deferred revenue	5,531	5,953

Commitments and contingencies

Stockholders’ equity:
Common stock	76	76
Additional paid-in capital	535,430	534,590
Notes receivable from stockholders	(2,942)	(3,022)
Deferred stock compensation	(18,603)	(24,539)
Accumulated deficit	(479,986)	(449,606)
Accumulated other comprehensive income (loss)	127	(23)

Total stockholders’ equity	34,102	57,476

Total liabilities and stockholders’ equity	$144,134	$174,297

(A)
The balance sheet at January 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

LOUDCLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended April 30,
	2002	2001
Net revenues	$17,438	$11,662
Cost and expenses:
Cost of revenues*	25,267	29,491
Research and development*	3,926	7,283
Sales and marketing*	6,615	11,968
General and administrative*	4,108	5,708
Amortization of deferred stock compensation	5,936	16,900

Total cost and expenses	45,852	71,350

Loss from operations	(28,414)	(59,688)
Interest and other income (expense), net	(1,966)	(625)

Net loss applicable to common shareholders	$(30,380)	$(60,313)

Basic and diluted net loss per share applicable to common stockholders	$(0.46)	$(1.25)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	66,487	48,414

* Excludes amortization of deferred stock compensation of the following:
Cost of revenues	$1,848	$4,953
Research and development	1,255	3,043
Sales and marketing	779	4,587
General and administrative	2,054	4,317

Total amortization of deferred stock compensation	$5,936	$16,900

See accompanying notes.

LOUDCLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended April 30,
	2002	2001
Operating activities:
Net loss	$(30,380)	$(60,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,551	6,332
Accretion on notes payable	1,909	1,741
Accretion on warrants related to senior discount notes	491	260
Amortization of deferred stock compensation	5,936	16,900
Loss on disposal of property and equipment	647	—
Changes in operating assets and liabilities:
Accounts receivable	412	(195)
Prepaid expenses, other current assets and other assets	449	3,021
Accounts payable	567	(4,754)
Other accrued liabilities	(4,876)	4,067
Deferred revenue	(1,633)	2,153
Accrued restructuring costs	(2,771)	—

Net cash used in operating activities	(21,698)	(30,788)
Investing activities:
Purchases of property and equipment	(842)	(5,229)
Maturities and sales of available-for-sale investments	3,288	10,244
Decrease (increase) in restricted cash	4,353	(1,000)

Net cash provided by investing activities	6,799	4,015
Financing activities:
Proceeds from issuance of common stock, net	1,015	162,987
Payments on lease obligations	(638)	(2,723)
Repayment of notes receivable	55	46

Net cash provided by financing activities	432	160,310

Net (decrease) increase in cash and cash equivalents	(14,467)	133,537
Cash and cash equivalents at beginning of period	91,415	43,438

Cash and cash equivalents at end of period	$76,948	$176,975

Supplemental disclosures of cash flow information
Cash paid for interest	$58	$89
Supplemental schedule of noncash investing and financing activities
Equipment purchased under capital lease	$162	$4,037

See accompanying notes.

LOUDCLOUD, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.    BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Loudcloud, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Loudcloud, Inc. and its wholly owned subsidiaries (collectively “Loudcloud” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at April 30, 2002 and the operating results and cash flows for the three months ended April 30, 2002, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2002 included in the Company’s Annual Report on Form 10-K filed May 1, 2002 with the Securities and Exchange Commission. The condensed balance sheet at January 31, 2002 has been derived from audited financial statements as of that date.

The results of operations for the three months ended April 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending January 31, 2003.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with material unrealized gains and losses, if any, included in stockholders’ equity. Interest and dividends on all securities are included in interest income.

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

The Company also generates revenue from the sale of software licenses. License revenue comprises fees for term and perpetual licenses of the Company’s software by corporate and government customers. Revenue from license fees is recognized in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as affected by Statement of Position 98-9 (SOP 98-9), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exists, vendor specific objective evidence (VSOE) has been established for all elements, there are no uncertainties surrounding product delivery or acceptance, the fee is fixed or determinable and collectability is probable. When VSOE has been established for maintenance and support, the revenue related to the maintenance and support is recognized over the maintenance term. Generally, if VSOE has been established for a perpetual license, revenue is recognized upon delivery, assuming all other criteria under SOP 97-2 have been met. If a term license is less than 12 months, the license and maintenance fees are recognized over the term.

Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. The Company generally provides certain guarantees regarding scheduled uptime to its customers on a monthly basis. The Company reduces revenue for credits given for estimated unscheduled downtime on a monthly basis.

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

For the three months ended April 30, 2002 and 2001, Atriax accounted for 10% and 11% of the Company’s net revenue, respectively. As of April 30, 2002, Consignia accounted for 13% of the Company’s gross accounts receivable balance. On April 5, 2002, Atriax announced that it would cease operations. As a result, the Company does not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003. Also, the Company had no outstanding receivables due from Atriax as of April 30, 2002.

Comprehensive Loss

The Company’s total consolidated comprehensive net loss was $30.3 million and $60.3 million for the three months ended April 30, 2002 and 2001, respectively. The primary component of the comprehensive net income for the three months ended April 30, 2002 was a gain on foreign currency translation.

NOTE 3.    SEGMENT INFORMATION

Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. The Company is organized geographically between the United States and Europe. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance is assessed. The accounting policies of the line of business operating segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The Company has only one operating segment, Internet infrastructure services.

	Three months ended April 30,
	2002	2001
	(unaudited)
Revenue generated in the United States	$14,830	$11,444
Revenue generated in Europe	2,608	218

Revenue as reported	$17,438	$11,662

Net long-lived assets by geographic location were as follows:

	As of April 30, 2002	As of January 31, 2002
	(unaudited)
United States	$32,763	$40,206
Europe	3,133	2,884

Total	$35,896	$43,090

NOTE 4.    NET LOSS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic and dilutive consolidated net loss per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended April 30,
	2002	2001
	(unaudited)
Numerator:
Consolidated net loss applicable to common stockholders	$(30,380)	$(60,313)

Denominator:
Weighted-average shares of common stock outstanding	77,146	63,457
Weighted-average non-vested shares	(10,659)	(15,043)

Denominator for basic and diluted consolidated net loss per share applicable to common stockholders	66,487	48,414

Basic and diluted	$(0.46)	$(1.25)

NOTE 5.    RESTRUCTURING COSTS

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

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at April 30, 2002
Workforce reduction	$5.4	$(2.9)	$(2.4)	$0.1
Consolidation of excess facilities	20.6	—	(7.7)	12.9
Disposal of property and equipment	4.2	—	(3.0)	1.2

Total	$30.2	$(2.9)	$(13.1)	$14.2

In September 2001, the Company announced an organizational realignment to increase overall effectiveness and operational efficiencies. The organizational realignment included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of some other positions. As a result of the organizational realignment, the Company recorded a reorganization charge of $1.3 million, which was classified as an operating expense. All of the costs associated with the September 2001 organizational realignment were workforce related. As of April 30, 2002, the Company had made cash payments related to the September 2001 reorganization charge of $1.2 million.

NOTE 6.    CONTINGENCIES

The Company is currently defending a consolidated securities class action lawsuit related to its initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. These lawsuits were brought as a class action on behalf of all purchasers of the Company’s common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. Recently, these lawsuits were all consolidated in the Northern District of California. The Company strongly denies these allegations and will defend itself vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur ongoing litigation expenses in connection with this consolidated lawsuit.

NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. The requirements of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 applies to all business combinations completed after June 30, 2001. The Company did not enter into any business combinations prior to January 31, 2002. The Company adopted SFAS 141 and 142 as of February 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets expected to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. The Company adopted SFAS 144 as of February 1, 2002.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. The Company adopted this new release as of February 1, 2002.

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on May 1, 2002 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We also generate revenue from the sale of software licenses. License revenue comprises fees for term and perpetual licenses of our software by corporate and government customers. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, vendor specific objective evidence (VSOE) has been established for all elements, there are no uncertainties surrounding product delivery or acceptance, the fee is fixed or determinable and collectability is probable.

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

In September 2001, we announced an organizational realignment intended to increase operational effectiveness and reduce costs. This organizational realignment included hiring in some key areas and the elimination of some positions. As a result of the realignment program, we recorded reorganization costs of $1.3 million classified as operating expenses.

In February 2002, we entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in southern California, for consideration consisting solely of our common stock. The closing of the acquisition is expected to occur in the second quarter of fiscal 2003 and is subject to customary closing conditions, including Frontera stockholder approval and regulatory approvals. If the acquisition closes, we expect to acquire approximately $9 million of cash.

Results of Operations

Net revenue.    Net revenue increased 50% to $17.4 million during the three months ended April 30, 2002 from $11.7 million during the three months ended April 30, 2001. The increase resulted primarily from the deployment of additional customers and increased demand for our services. For the three months ended April 30, 2002 and 2001, Atriax accounted for 10% and 11% of our net revenue, respectively.

Cost of revenue.    Cost of revenue decreased in absolute dollars and as a percent of net revenue to $25.3 million, 145% of net revenue, during the three months ended April 30, 2002 from $29.5 million, 253% of net revenue, during the three months ended April 30, 2001. The decrease was primarily the result of our restructuring program in May 2001 and our organizational realignment in September 2001. These programs included a worldwide workforce reduction, consolidation of the resulting facilities and a provision for excess and obsolete property and equipment. In addition to the restructuring programs, we have also reduced our on-going data center costs. We expect that our cost of revenue will be approximately the same in the next fiscal quarter.

Research and development.    Research and development expenses decreased in absolute dollars and as a percent of net revenue to $3.9 million, 23% of net revenue, during the three months ended April 30, 2002 from $7.3 million, 62% of net revenue, during the three months ended April 30, 2001. The decrease was primarily the result of reduced headcount, facility and property and equipment costs resulting from our restructuring program in May 2001 and our organizational realignment in September 2001. We expect that our research and development expenses will be approximately the same in the next fiscal quarter.

Sales and marketing.    Sales and marketing expenses decreased in absolute dollars and as a percent of net revenue to $6.6 million, 38% of net revenue, during the three months ended April 30, 2002 from $12.0 million, 103% of net revenue, during the three months ended April 30, 2001. The decrease was primarily the result of reduced headcount, facility and property and equipment costs resulting from our restructuring program in May 2001 and our organizational realignment in September 2001. We expect that our sales and marketing expenses will be approximately the same in the next fiscal quarter.

General and administrative.    General and administrative expenses decreased in absolute dollars and as a percent of net revenue to $4.1 million, 24% of net revenue, during the three months ended April 30, 2002 from $5.7 million, 49% of net revenue, during the three months ended April 30, 2001. The decrease was primarily the result of reduced headcount, facility and property and equipment costs resulting from our restructuring program in May 2001 and our organizational realignment in September 2001. We expect that our general and administrative expenses will be approximately the same in the next fiscal quarter.

Stock-based compensation.    Stock-based compensation expense decreased in absolute dollars and as a percent of net revenue to $5.9 million, 34% of net revenue, during the three months ended April 30, 2002 from $16.9 million, 145% of net revenue, during the three months ended April 30, 2001. The decreases in stock-based compensation expense for both fiscal periods were due primarily to the graded vesting method and the decrease in employee headcount related to our restructuring programs. We expect stock-based compensation expense to decrease in the next fiscal quarter compared to this quarter.

Interest and other income (expense), net.    Interest and other income (expense), net, was $(2.0) million during the three months ended April 30, 2002 and $(0.6) million during the three months ended April 30, 2001. The increases in interest and other expenses was due primarily to interest related to the senior discounts notes in addition to a decrease in interest income due to a decline in our cash and cash equivalents and short-term investments.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, sale of our senior discount notes, our initial public offering and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. As of April 30, 2002, we had $93.5 million in cash and cash equivalents and temporarily restricted cash. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash used in operating activities was $21.7 million for the three months ended April 30, 2002 and $30.8 million for the three months ended April 30, 2001. Net cash used in operating activities for the three months ended April 30, 2002 was primarily the result of a net loss, partially offset by non-cash stock compensation expense, depreciation and amortization and decreases in accounts receivable, prepaid and other current assets, other assets, other accrued liabilities, deferred revenue and accrued restructuring costs. Net cash used in operating activities for the three months ended April 30, 2001 was primarily the result of a net loss, offset by non-cash stock compensation expense and depreciation and amortization and a decrease in prepaid expenses, other assets and other current assets.

Net cash provided by investing activities was $6.8 million for the three months ended April 30, 2002 and $4.0 million for the three months ended April 30, 2001. Net cash provided by investing activities for the three months ended April 30, 2002 consisted of maturities and sales of short-term investments and a reduction in restricted cash, partially offset by investments in capital equipment. Net cash provided by investing activities for the three months ended April 30, 2001 consisted primarily of maturities and sales of short-term investments partially offset by investments in capital equipment and an increase in restricted cash.

Net cash provided by financing activities was $432,000 for the three months ended April 30, 2002 and $160.3 million for the three months ended April 30, 2001. Net cash provided by financing activities in the three months ended April 30, 2002 was primarily attributable to net proceeds from the sale of common stock through our employee stock purchase program, offset by payment on lease obligations. Net cash provided by financing activities in the three months ended April 30, 2001 was primarily attributable to net proceeds from the sale of common stock in the initial public offering and, to a lesser extent, sale of common stock to Compaq.

We have an aggregate of $1.1 million available under equipment lease credit facilities as of April 30, 2002. Under the equipment lease credit facilities, we are entitled to lease equipment with payment terms extending to 24 months. Amounts outstanding under these facilities bear effective rates of interest ranging from approximately 12% to 14% and are secured by the related leased assets.

As of April 30, 2002, our principal commitments consisted of obligations outstanding under senior discount notes and operating and capital leases. Payments under our senior discount notes begin in August 2003 and will continue until the notes are paid in full in February 2005. The following summarizes our contractual obligations at April 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	Greater than 3 Years
Capital leases	$1,713	$1,696	$17	$—
Operating leases	54,113	27,053	12,017	15,043
Senior discount notes*	66,000	—	66,000	—

Total contractual cash obligations	$121,826	$28,749	$78,034	$15,043

*	As of April 30, 2002, the carrying value of our senior discount notes was approximately $52.9 million.

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements, including cash needed to fund any expenses in connection with the Frontera acquisition, for at least the next 12 months. Nevertheless, we may restructure existing obligations or seek additional capital through private equity, equipment lease facilities, bank financings or arrangements with strategic partners. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our services, costs of providing our services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, other than our agreement to acquire Frontera Corporation, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

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

Revenue.    We recognize revenue ratably over the managed services contract period as services are fulfilled, provided we have evidence of an agreement, the price of the services is fixed or determinable, all contracted services are being delivered and payment is reasonably assured. We assess the probability of collection by reviewing our customers’ payment history, financial condition and credit report. If the probability of collection is unreasonable, revenue is deferred until the payment is collected. When obligations remain after services are delivered, revenue is only recognized after such obligations are fulfilled. In addition to the sale of managed services, we generate revenue from short-term professional service agreements and the sale of software licenses. Revenue from professional services is recognized as work is completed and accepted by the customer. Revenue from the sale of software licenses is recognized when persuasive evidence of an arrangement exists, vendor specific objective evidence (VSOE) has been established for all elements, there are no uncertainties surrounding product delivery or acceptance, the fee is fixed or determinable and collectability is probable. We assess VSOE by reviewing customer contracts and price lists. Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets.

Some of our customers are obligated to pay incremental fees once we have fulfilled our readiness obligations by preparing the Internet infrastructure if those customers are not ready to launch the site. The incremental fees begin a defined period of time after the operational date and end on the launch date. The managed service period begins on the launch of the site, and thus the length of time or fees charged between the operational date and launch date do not affect the fees charged during the managed service period. We recognize revenue between the operation date and launch date, as such period represents a separate and distinct earnings process, provided we have evidence of an agreement, the price is fixed or determinable, we have fulfilled our readiness obligations and collectability is reasonably assured. If the period between the operational date and the launch date extends beyond a reasonable amount of time, we assess the likelihood of a customer’s willingness to continue payments during this period by understanding the reasons causing the extended operational period. We understand the reasons through discussions with the customers and the service teams. Revenue is not recognized until we can reasonably expect payment.

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

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and as a percentage of the accounts receivable balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under our accounting policy, we continually assess the balance of our allowance for doubtful accounts based on, among other things, our customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. We also discuss each customer with our service teams and determine if any service level issues or the customer’s financial status could affect collectability. If actual write-offs were greater than our estimates, we would increase our allowance for doubtful accounts, which would increase our bad debt expense.

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

Impairment of Long-Lived Assets.    We continually review the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. According to our accounting policy, we compare the estimated future net cash flows to be generated from our customers to the carrying value of the long-lived assets. Our review includes estimating new contract signings, contract renewals, percent of customers who will buy their own hardware and software and percent of customer churn. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated future net cash flow.

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

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Quarterly Report on Form 10-Q.

We have a limited operating history, our business model is new and unproven, and we may not produce or deliver our Opsware technology product without significant delays, which makes it difficult to evaluate our future prospects.

We were incorporated in September 1999 and deployed our first customer in February 2000. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. In addition, our business model to provide managed Internet services is new and unproven and is likely to continue to evolve. For example, we recently began offering our Opsware technology as a stand-alone product. This evolution of our business model presents a number of risks that differ from those we face under our managed services business model, including our ability to effectively train our engineering and sales personnel to develop and market our Opsware product to a new customer base, our ability to produce our Opsware product and deliver it to customers without significant delays, our ability to establish sales and distribution channels for the product and our ability to compete against a broader set of competitors. If we do not successfully address any of these risks related to our Opsware product, our business and financial results could suffer. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

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

We have spent significant funds to develop our current services, lease third-party data center space, procure hardware, software and networking products and develop our operations, research and development and sales and marketing organizations. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of April 30, 2002, we had an accumulated deficit of $480.0 million, which includes approximately $195.5 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock.

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

Our contract signings, revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual results to fluctuate materially include:

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

Our current and future levels of operating expenses and capital expenditures are based to an extent on our growth plans and estimates of future contract signings and revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected contract signings or revenue shortfall, and any significant shortfall in contract signings or revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base decreases rapidly or unpredictably, we may not be able to efficiently utilize our data center space and infrastructure, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins are likely to be negative for the foreseeable future.

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

In the three month period ended April 30, 2002, Atriax accounted for 10% of our net revenue. We expect customer concentration to continue for the foreseeable future. We may be unable to retain our current customers, and we may be unable to obtain replacement or additional customers. If we experience a decline in revenue from any of our significant customers, our results of operations in that quarter, or following quarters, could be adversely affected. On April 5, 2002, Atriax announced that it would cease operations. As a result, we do not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003, and our net revenue, cash flows and results of operations will suffer if we are unable to replace the lost revenue from Atriax.

If our contract signings or revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, our business may not be fully-funded through cash flow breakeven and we may be unable to obtain additional financing.

If our contract signings or revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may not be fully-funded through cash flow breakeven and we may require additional financing, such as debt or equity financing. Moreover, if existing or potential customers perceive that we are not fully-funded or that our cash balances are otherwise inadequate to support our operations, they may choose not to purchase new or renew existing services. We cannot be sure that we will be able to secure additional financing on acceptable terms, or at all, if we need to raise additional capital in the future. In addition, we may restructure existing obligations or seek additional capital through private equity, equipment lease facilities, bank financings or arrangements with strategic partners. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders’ equity interests. If we are unable to obtain additional financing on acceptable terms or at all, our business and financial results may suffer.

Our ability to achieve profitability will suffer if we do not successfully manage our operations.

Our business has experienced rapid expansions and contractions since we were founded in September 1999. We increased our number of employees from 71 as of January 31, 2000 to 586 as of January 31, 2001 and then to 628 as of April 30, 2001. In May 2001, we instituted a number of cost restructuring initiatives, which included a reduction of headcount. As of April 31, 2002, we had 380 employees. Our restructuring in May 2001 and reorganization in September 2001 resulted in charges of $5.4 million and $1.3 million, respectively, related to employee severance. Because we cannot predict our contract signings and revenue with certainty, it may be necessary to do further restructurings, including further reductions in headcount, in the future to reduce spending. We expect our business to continue to grow in terms of number of customers and number of services we offer. There will be additional demands on our customer service, support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our operations. In order to manage our operations successfully, we must:

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

Our customers include established enterprises and non-enterprise businesses. During the three month period ended April 30, 2002, we derived approximately 21% of our net revenue from non-enterprise customers. No single non-enterprise customer accounted for more than 10% of our net revenue during that period. Although we continue to diversify our customer base, we may not succeed. In our experience, certain of our non-enterprise customers have exhibited less financial stability and represent greater credit risks than established enterprises. To the extent we continue to rely significantly on non-enterprise customers, we will be subject to the risk that these customers encounter financial difficulties and fail to pay for our services or delay payment substantially, which would adversely affect our net revenue and other financial results. Additionally, even customers we consider enterprise customers may encounter financial stability difficulties. For example, on April 5, 2002, Atriax announced that it would cease operations within a short period of time. As a result, we do not expect to derive any revenue from Atriax beyond the first quarter of fiscal 2003, and our net revenue, cash flows and results of operations will suffer if we are unable to replace the lost revenue from Atriax.

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

Sales to large enterprises and traditional businesses generally have a longer sales cycle than sales to Internet-based businesses, and the length of this sales cycle has increased in response to current economic conditions. The resulting increase in the average sales cycle could make it more difficult for us to predict contract signings and revenue and plan expenditures. In addition, the time it takes to deploy our services with these accounts may be longer than a non-enterprise customer, which may delay our ability to recognize revenue from sales to these accounts. Any increase in the timing of deployment could delay our profitability.

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

Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. Defending against intellectual property infringement and other claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business. In the event of a successful claim of infringement against us and our failure or inability to license the disputed technology, our business and operating results would be significantly harmed. Intellectual property litigation has become prevalent in the Internet and software fields. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

•	pay costly damages;

•	stop selling services or licensing technologies that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

•	redesign our services, our technology or our network, if feasible.

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

From time to time we may make acquisitions of or investments in other companines in an effort to increase our customer base, broaden our offerings and expand our technology platform. For instance, in February 2002, we entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in southern California, for consideration consisting solely of our common stock. The closing of the acquisition, expected to occur in the second quarter of fiscal 2003, is subject to customary closing conditions, including Frontera stockholder approval and regulatory approvals. Our ability to successfully complete acquisitions and investments is unproven. If we fail to evaluate and to execute acquisitions or investments successfully, they may seriously harm our business. To complete the acquisition of Frontera Corporation and other acquisitions successfully, we must:

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

We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities. For example, we maintain offices in the United Kingdom and Germany. We have limited experience conducting business outside of the United States, and we may not be aware of all the factors that may affect our business in foreign jurisdictions. We will be subject to a number of risks associated with international business activities that may increase our costs, lengthen our sales cycles and require significant management attention. These risks include:

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

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. In addition, as an early stage company, small delays in contract signings, installations or revenue could result in material variations in our quarterly results and quarter-to-quarter growth in the foreseeable future. This could result in greater volatility in our stock price.

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

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. Recently, these lawsuits were all consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

As of May 31, 2002, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 38% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of May 31, 2002, we have 76,267,477 shares of common stock outstanding. If we consummate the acquisition of Frontera Corporation, we will be obligated to issue shares of common stock equal to the final purchase price, which is currently expected to be approximately 5,750,000 shares. In connection with the acquisition, the stockholders of Frontera Corporation and certain of our executive officers have entered into agreements that restrict their ability to dispose of their stock for a period of 180 days following the closing of the acquisition. In addition, the stockholders of Frontera Corporation will be prohibited, during either of the two 90 day periods following the initial 180 day restricted period, from disposing of shares which in the aggregate exceed 15% of the prior quarter’s trading volume of our common stock as reported by Nasdaq and as adjusted for Nasdaq’s double counting of sales and purchases. Accordingly, a substantial number of shares of our common stock could be sold into the market and could depress our stock price after the above restrictions elapse. Approximately 15 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

PART II    OTHER INFORMATION

ITEM 1.     Legal Proceedings

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. Recently, these lawsuits were all consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

ITEM 2.     Changes in Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	List of Exhibits

None

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the quarter ended April 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUDCLOUD, INC.

By:	/s/ RODERICK M. SHERWOOD, III
Roderick M. Sherwood, III Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Dated: June 14, 2002