Form 10-K/A
period 2002-01-31
LOUDCLOUD INC
filed 2002-06-20
CIK 1100813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Loudcloud, Inc.

We have audited the accompanying consolidated balance sheets of Loudcloud, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2002 and 2001 and for the period from September 9, 1999 (inception) through January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming Loudcloud, Inc. will continue as a going concern. As more fully described in Note 13, Loudcloud, Inc. paid $42 million in cash as part of the consideration to repurchase their 13% Senior Discount Notes, which significantly reduces their funds available for operations. In addition, the funds available for Loudcloud’s operations do not take into consideration the estimated net proceeds of $61.5 million, subject to purchase price adjustments, from the Electronic Data Systems Corporation transaction and estimated cash received from the Frontera transaction of $9.0 million, as these transactions may not close. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

San Jose, California
February 26, 2002, except
for the last four paragraphs
of Note 13, as to which the
date is June 14, 2002

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

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. The Company has sales offices throughout the United States and Europe. All significant intercompany balances have been eliminated. Through January 31, 2000, the Company’s activities primarily consisted of establishing its offices, conducting research and development, recruiting management and technical personnel, and obtaining financing. Accordingly, the Company was considered to be in the development stage through January 31, 2000. In February 2000, the Company deployed services for its first customer and therefore emerged from the development stage. See Note 13.

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

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25), “Accounting for Stock Issued to Employees,” and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant.

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

LOUDCLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The following is a summary of securities as of January 31, 2002 and 2001 (in thousands):

	January 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash and money market funds	$112,350	$—	$ —	$112,350
U.S. Government Agencies	3,303	3	18	3,288

	$115,653	$3	$18	$115,638

Reported as:
Cash and cash equivalents	$91,415	$—	$—	$91,415
Short-term marketable securities	3,303	3	18	3,288
Restricted cash	20,935	—	—	20,935

	$115,653	$3	$18	$115,638

	January 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash and money market funds	$20,467	$—	$—	$20,467
Commercial paper	33,165	52	(2)	33,215
Certificates of deposit	26,740	—	—	26,740

	$80,372	$52	$(2)	$80,422

Reported as:
Cash and cash equivalents	$43,440	$—	$(2)	$43,438
Short-term marketable securities	10,192	52	—	10,244
Restricted cash	26,740	—	—	26,740

	$80,372	$52	$(2)	$80,422

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

The Company’s consolidated pro forma information follows for the years ended January 31, 2002 and 2001 and for the period from inception (September 9, 1999) to January 31, 2000:

	Year Ended January 31,		Inception (September 9, 1999
	2002	2001	to January 31, 2000)
	(in thousands, except per share amounts)
As reported consolidated net loss applicable to common stockholders	$(210,675)	$(233,950)	$(4,981)
Consolidated pro forma net loss applicable to common stockholders	(220,360)	(239,100)	(4,997)
As reported consolidated net loss per share applicable to common stockholders—basic and diluted	(3.45)	(165.57)	(1,815.23)
Consolidated pro forma net loss per share applicable to common stockholders—basic and diluted	(3.61)	(169.21)	(1,821.06)

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

Frontera Acquisition

In February 2002, the Company entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in southern California, for consideration consisting solely of the Company’s common stock. The acquisition is valued at approximately $8 million to $9 million. Management believes that the Company will receive approximately $9.0 million of cash if the Frontera transaction closes. The closing of the acquisition is expected to occur in the second quarter of fiscal 2003 and is subject to customary closing conditions, including Frontera stockholder approval and regulatory approvals.

Repurchase of 13% Senior Discount Notes due 2005

On June 14, 2002, the Company repurchased their 13% Senior Discount Notes due 2005 for $42.0 million in cash and the issuance of approximately 2.0 million shares of the Company’s common stock valued at $3.0 million.

Electronic Data Systems Corporation

        On June 14, 2002, the Company entered into an agreement to sell all of the assets, plus the assumption of certain liabilities relating to its managed service business to Electronic Data Systems Corporation (EDS) for estimated net proceeds of $61.5 million, subject to purchase price adjustments depending on the occurrence of certain events, plus the assumption of certain liabilities. EDS and the Company also entered into a three-year license agreement whereby EDS will license from the Company for a fee Opsware Automation Technologies, subject to a minimum commitment by EDS of $52 million. The license is limited to use of Opsware by EDS to manage its internal operations and to provide managed services to its customers. The license is non-transferable and all rights, title and interest in Opsware remain with the Company. The Company must develop specified features and functionality under the license agreement.

The approval of the sale of the managed services business requires the vote of holders of a majority of Loudcloud’s outstanding common stock and various other customary conditions to closing. In addition, the asset purchase agreement maybe terminated in certain circumstances.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed above the Company paid $42 million in cash as part of the consideration to repurchase their 13% Senior Discount Notes due 2005 in June 2002, which significantly reduces their funds available for operations. In addition, the funds available for Loudcloud’s operations do no take into consideration the estimated net proceeds of $61.5 million, subject to a purchase price adjustment, from the EDS transaction and estimated cash received from the Frontera transaction of $9.0 million, as these transactions may not close. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, if the preceding transactions do not close. Management believes that upon the closing of the EDS transaction, the Frontera acquisition and the restructuring of its operations which will be required to develop, market and sell Opsware software, the Company will have sufficient funds for the operation of the Software Business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 1 of this Annual Report on Form 10-K.

2. Financial	Statement Schedules.

The following consolidated financial statement schedules of Loudcloud, Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Schedule	Page
II—Valuation and Qualifying Accounts	**

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2**	Bylaws of the Registrant.

10.1*+	Registrant’s 1999 Stock Plan.

10.2*+	Registrant’s 2000 Stock Plan.

10.3*+	Registrant’s 2000 Incentive Stock Plan.

10.4**+	Registrant’s Employee Stock Purchase Plan.

10.5*+	Form of Directors and Officers’ Indemnification Agreement.

10.6*	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.

10.7*	Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.8*	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.9*+	Promissory Note dated June 22, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.10*+	Promissory Note dated August 24, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.11**+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.

10.12*	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.

10.13*	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1**	Power of Attorney.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-46606, declared effective by the Securities and Exchange Commission on March 8, 2001.
**	Previously Filed.
+	Contract, plan or arrangement with management.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the fiscal year ended January 31, 2002.

(c)	Exhibits.

See Item 14(a) above.

(d)	Financial Statements and Schedules.

See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 19th day of June 2002.

LOUDCLOUD, INC.

By:	/s/ BENJAMIN A. HOROWITZ*
Benjamin A. Horowitz President, Chief Executive Officer and Director

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on June 19th, 2002 in the capacities indicated:

Signature	Title

/s/ BENJAMIN A. HOROWITZ* Benjamin A. Horowitz	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODERICK M. SHERWOOD III* Roderick M. Sherwood III	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARC L. ANDREESSEN* Marc L. Andreessen	Chairman of the Board of Directors

/s/ WILLIAM V. CAMPBELL* William V. Campbell	Director

/s/ MICHAEL S. OVITZ* Michael S. Ovitz	Director

/s/ ANDREW S. RACHLEFF* Andrew S. Rachleff	Director

*By:	/s/ JORDAN J. BRESLOW
Jordan J. Breslow Attorney-in-fact

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	**	Bylaws of the Registrant.

10.1	*+	Registrant’s 1999 Stock Plan.

10.2	*+	Registrant’s 2000 Stock Plan.

10.3	*+	Registrant’s 2000 Incentive Stock Plan.

10.4	**+	Registrant’s Employee Stock Purchase Plan.

10.5	*+	Form of Directors and Officers’ Indemnification Agreement.

10.6	*	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.

10.7	*	Indenture, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.8	*	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.

10.9	*+	Promissory Note dated June 22, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.10	*+	Promissory Note dated August 24, 2000, by and among the Registrant and Roderick M. Sherwood III.

10.11	**+	Promissory Note dated May 9, 2000, by and among the Registrant and James T. Dimitriou.

10.12	*	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.

10.13	*	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1	**	Power of Attorney.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-46606, declared effective by the Securities and Exchange Commission on March 8, 2001.
**	Previously filed.
+	Contract, plan or arrangement with management.