Form 10-Q
period 2002-07-31
OPSWARE INC
filed 2002-09-13
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-32377

OPSWARE INC. (formerly Loudcloud, Inc.)
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

Yes  ☒    No  ☐

There were 78,277,534 shares of the Company’s Common Stock, par value $0.001, outstanding on August 31, 2002.

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

•	anticipated market trends and uncertainties;

•	our estimates regarding the value of assets being transferred to EDS, and the assumption of liabilities by EDS, in connection with the sale of our Managed Services Business;

•	our expectations regarding revenue generated from the sale of our Opsware software;

•	our expectations concerning our operating losses;

•	our expectations concerning our cost of revenue;

•	our expectations concerning our operating expenses;

•	our expectations concerning our future restructuring expense;

•	our expectations concerning our stock-based compensation expense;

•	our anticipated capital expenditures and lease commitments;

•	the adequacy of our capital resources to fund our operations;

•	our expectations concerning our judgments about our allowance for doubtful accounts;

•	our expectations regarding operating losses and negative cash flow;

•	the anticipated increase in customers and expansion of our service offerings and target markets;

•	our expectations regarding ongoing developments of our Opsware technology and other technical capabilities; and

•	the anticipated expansion in our direct and indirect sales organizations.

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

The financial statements and related information contained in this Quarterly Report reflect our results as they existed for the period ended July 31, 2002. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the financial information for the period ended July 31, 2002 is not indicative of future results.

ITEM 1.     FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2002	January 31, 2002
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$15,504	$91,415
Short-term investments	—	3,288
Accounts receivable, net	11,403	11,303
Prepaid expenses and other current assets	5,785	3,086

Total current assets	32,692	109,092
Property and equipment, net	28,765	43,090
Restricted cash	16,582	20,935
Other assets	1,541	1,180

Total assets	$79,580	$174,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,329	$3,598
Other accrued liabilities	19,383	21,230
Deferred revenue	15,299	16,234
Accrued restructuring costs	13,468	17,081
Capital lease obligations, current portion	1,453	2,021

Total current liabilities	52,932	60,164
Capital lease obligations, net of current portion	452	168
Senior discount notes	—	50,536
Deferred revenue	5,200	5,953

Commitments and contingencies

Stockholders’ equity:
Common stock	78	76
Additional paid-in capital	531,846	534,590
Notes receivable from stockholders	(2,652)	(3,022)
Deferred stock compensation	(12,094)	(24,539)
Accumulated deficit	(496,662)	(449,606)
Accumulated other comprehensive income (loss)	480	(23)

Total stockholders’ equity	20,996	57,476

Total liabilities and stockholders’ equity	$79,580	$174,297

(A)
The balance sheet at January 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net revenues	$17,507	$14,088	$34,945	$25,750
Cost and expenses:
Cost of revenues*	22,760	28,045	48,027	57,536
Research and development*	3,255	5,336	7,181	12,619
Sales and marketing*	6,223	11,467	12,838	23,435
General and administrative*	3,079	4,585	7,187	10,293
Restructuring costs	7,013	30,162	7,013	30,162
Amortization of deferred stock compensation	44	10,282	5,980	27,182

Total cost and expenses	42,374	89,877	88,226	161,227

Loss from operations	(24,867)	(75,789)	(53,281)	(135,477)
Interest and other income (expense), net	(545)	(198)	(2,511)	(823)

Net loss before extraordinary item	$(25,412)	$(75,987)	$(55,792)	$(136,300)
Extraordinary item: gain from retirement of senior discount notes	8,736	—	8,736	—

Net loss applicable to common stockholders	$(16,676)	$(75,987)	$(47,056)	$(136,300)

Basic and diluted net loss per share applicable to common stockholders	$(0.24)	$(1.19)	$(0.68)	$(2.42)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	70,686	63,876	69,615	56,273

* Excludes amortization of deferred stock compensation of the following:
Cost of revenues	$1,248	$3,255	$3,096	$8,208
Research and development	739	2,217	1,994	5,260
Sales and marketing	(948)	1,540	(169)	6,127
General and administrative	(995)	3,270	1,059	7,587

Total amortization of deferred stock compensation	$44	$10,282	$5,980	$27,182

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended July 31,
	2002	2001
Operating activities:
Net loss before extraordinary item	$(55,792)	$(136,300)
Extraordinary item	8,736	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,564	13,127
Accretion on notes payable	2,544	3,482
Accretion on warrants related to senior discount notes	656	520
Gain from the retirement of the senior discount notes	(8,736)	—
Amortization of deferred stock compensation	5,980	27,182
Loss on disposal of property and equipment	3,900	—
Non-cash restructuring costs	54	2,878
Changes in operating assets and liabilities:
Accounts receivable	(100)	(743)
Prepaid expenses, other current assets and other assets	(3,060)	4,305
Accounts payable	(269)	(6,424)
Other accrued liabilities	(1,847)	6,965
Deferred revenue	(1,688)	(244)
Accrued restructuring costs	(3,613)	22,892

Net cash used in operating activities	(38,671)	(62,360)
Investing activities:
Purchases of property and equipment	(3,019)	(9,168)
Maturities and sales of available-for-sale investments	3,288	10,244
Decrease in restricted cash	4,353	—

Net cash provided by investing activities	4,622	1,076
Financing activities:
Proceeds from issuance of common stock, net	1,356	160,404
Payments to retire senior discount notes	(42,000)	—
Payments on lease obligations	(1,404)	(2,053)
Repayment of notes receivable	186	2,210

Net cash (used in) provided by financing activities	(41,862)	160,561

Net (decrease) increase in cash and cash equivalents	(75,911)	99,277
Cash and cash equivalents at beginning of period	91,415	43,438

Cash and cash equivalents at end of period	$15,504	$142,715

Supplemental disclosures of cash flow information
Cash paid for interest	$102	$132
Supplemental schedule of noncash investing and financing activities
Equipment purchased under capital lease	$1,120	$2,895
Issuance of common stock in connection with the retirement of the senior discount notes	$3,000	$—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS

Prior to August 15, 2002, Opsware Inc. (the “Company”), formerly Loudcloud, Inc., primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company referred to this business as its Managed Services Business. The Managed Services Business used the Company’s proprietary Opsware automation technology, which automates formerly manual tasks, such as provisioning and other aspects of managing a customer’s Internet operations, to allow customers to outsource the deployment, configuration, hosting, management and support of their Internet applications and web sites in a cost-effective and highly flexible manner.

On August 15, 2002, Opsware Inc. completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company is no longer primarily engaged in the Managed Services Business.

Opsware Inc. currently develops and sells IT automation software, offering a solution for enterprises, government agencies and service providers looking to reduce costs and increase IT efficiencies. The Company refers to this business as the Software Business. The Company’s Opsware software automates key aspects of the IT lifecycle including provisioning, deploying, changing, scaling, securing, recovering, consolidating and auditing servers and infrastructure software. The Company’s Opsware software uniquely combines process automation with built in operations knowledge of software products.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared by Opsware Inc., pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and include the accounts of Opsware Inc. and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at July 31, 2002 and the operating results and cash flows for the six months ended July 31, 2002, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2002 included in the Company’s Annual Report on Form 10-K filed on May 1, 2002, as amended on June 20, 2002, with the Securities and Exchange Commission. The condensed balance sheet at January 31, 2002 has been derived from audited financial statements as of that date.

The results of operations for the six months ended July 31, 2002 and 2001 primarily reflect the results of the Managed Services Business, which was sold to EDS in August 2002, and therefore are not indicative of results that may be expected for future interim periods or for the full fiscal year ending January 31, 2003.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: revenue recognition, allowance for doubtful accounts, property and equipment, impairment of long-lived assets and restructuring.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents and investment securities with maturity from the date of purchase of more than three months, but less than twelve months, to be short-term investments.

Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Interest and dividends on all securities are included in interest income.

Revenue Recognition

Prior to August 15, 2002, Opsware Inc. generated revenue from the sale of managed Internet services. These services incorporated the hardware, software, storage and networking infrastructure and the provisioning, maintenance and scaling expertise required to support Internet operations. The Company recognized revenue ratably over the managed services contract period as services were fulfilled, provided it had evidence of an agreement, the price of the services was fixed or determinable, all contracted services were delivered and payment was reasonably assured. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. The Company provided certain guarantees regarding scheduled uptime to its customers on a monthly basis.

The Company reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to the Company’s accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. In addition to the service credits, the Company occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant in the past.

Opsware Inc. also generates revenue from the sale of software licenses and services related to its Software Business, including from maintenance and support agreements and professional service agreements. Following the sale of the Managed Services Business, the sale of software licenses is expected to be the primary component of the Company’s revenue. License revenue comprises fees for perpetual and term licenses of the Company’s software. Revenue from license fees is recognized in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as affected by Statement of Position 98-9 (SOP 98-9), “Modification of SOP 97-2, Software Revenue

Recognition, With Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exists, vendor specific objective evidence (VSOE) has been established for all elements, there are no uncertainties surrounding product delivery or acceptance, the fee is fixed or determinable and collectability is probable. The Company may establish VSOE by comparing historic prices paid by customers with similar licenses and maintenance components. The Company may also establish VSOE by reviewing the market prices charged by outside vendors for similar licenses and services. When VSOE has been established for maintenance and support, the revenue related to the maintenance and support is recognized over the maintenance term. Generally, if VSOE has been established and the term of the agreement is greater than 12 months, revenue may be recognized upon delivery, assuming all other criteria under SOP 97-2 have been met.

If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue. If a term license is less than 12 months, the license and maintenance fees are recognized over the term.

Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where services are considered essential to the functionality of the software. Revenue from these service arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor hour inputs.

If the services are not essential to the functionality, we intend to derive services revenue from maintenance and support arrangements, consulting and training. Maintenance and support revenue is recognized using the straight-line method over the period that the maintenance or support is provided. Revenue from professional service agreements and training arrangements is recognized as the services are performed or training sessions are held.

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

For the three months ended July 31, 2002, Consignia and the Office of the E-Envoy each accounted for 10% of the Company’s net revenue. For the three months ended July 31, 2001, Nike and Atriax accounted for 23% and 11% of the Company’s net revenue, respectively. For the six months ended July 31, 2002, no customer accounted for more than 10% of the Company’s net revenue. For the six months ended July 31, 2001, Nike and Atriax accounted for 17% and 11% of the Company’s net revenue, respectively. As of July 31, 2002, Consignia, Nike and the Office of the E-Envoy accounted for 13%, 12% and 11% of the Company’s gross accounts receivable balance, respectively.

Comprehensive Loss

The Company’s total consolidated comprehensive net loss was $16.2 million and $76.0 million for the three months ended July 31, 2002 and 2001, respectively. The Company’s total consolidated comprehensive net loss was $46.6 million and $136.3 million for the six months ended July 31, 2002 and 2001, respectively. The primary reasons for the differences between net loss applicable to common stockholders and the comprehensive net loss for the three and six months ended July 31, 2002 were gains on foreign currency translations.

Research and Development Costs

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred between the completion of the working model and the point at which the product is ready for general release has been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statement of operations. In addition, the Company has not capitalized any intellectual property. The Company also has not capitalized any costs related to software developed or for software obtained for internal use as defined in Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use.”

NOTE 3.    SIGNIFICANT CUSTOMER AGREEMENT

As of July 31, 2002, the Company had approximately $6.9 million of deferred revenue remaining under the Collocation Agreement with Qwest in consideration for providing services in connection with the provisioning and maintenance of three of Qwest’s data centers and the migration of some of the Company’s operations into the three data centers. The Company has fully collected these fees and will continue to recognize revenue to the extent the services are provided. See Note 9 “Contingencies” for a discussion on the Company’s legal proceedings with Qwest.

NOTE 4.    SEGMENT INFORMATION

Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. Prior to August 15, 2002, the Company was organized geographically between the United States and Europe. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure was the primary basis for which allocation of resources and financial performance was assessed. The accounting policies of the line of business operating segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The Company also had two operating segments, managed Internet services and IT automation software. However, since revenue from the sale of our IT automation software has been insignificant to date, the table below shows revenue and net long-lived assets for the two geographic regions. After August 15, 2002, there will be only one worldwide geographic segment and one operating segment focusing on the Software Business.

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue generated in the United States	$13,476	$13,308	$28,306	$24,752

Revenue generated in Europe	4,031	780	6,639	998

Revenue as reported	$17,507	$14,088	$34,945	$25,750

Net long-lived assets by geographic location were as follows:

	As of July 31, 2002	As of January 31, 2002
	(unaudited)
United States	$26,052	$40,206
Europe	2,713	2,884

Total	$28,765	$43,090

NOTE 5.    NET LOSS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic and diluted consolidated net loss per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Numerator:
Consolidated net loss applicable to common stockholders	$(16,676)	$(75,987)	$(47,056)	$(136,300)

Denominator:
Weighted-average shares of common stock outstanding	77,236	77,133	76,707	70,418
Weighted-average non-vested shares	(6,550)	(13,257)	(7,092)	(14,145)

Denominator for basic and diluted consolidated net loss per share applicable to common stockholders	70,686	63,876	69,615	56,273

Consolidated net loss applicable to common stockholders per share:
Basic and diluted	$(0.24)	$(1.19)	$(0.68)	$(2.42)

The Company has excluded the impact of all convertible preferred stock, shares of common stock subject to repurchase, outstanding stock options to purchase common stock and warrants for convertible preferred stock and common stock from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 22.2 million and 20.5 million for the three months ended July 31, 2002 and 2001, respectively. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 18.1 million and 25.4 million for the six months ended July 31, 2002 and 2001, respectively.

NOTE 6.    RESTRUCTURING COSTS

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

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at July 31, 2002
Workforce reduction	$5.4	$(2.9)	$(2.4)	$0.1
Consolidation of excess facilities	20.6	—	(9.7)	10.9
Disposal of property and equipment	4.2	—	(3.6)	0.6

Total	$30.2	$(2.9)	$(15.7)	$11.6

In September 2001, the Company announced an organizational realignment to increase overall effectiveness and operational efficiencies. The organizational realignment included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of some other positions. As a result of the organizational realignment, the Company recorded a reorganization charge of $1.3 million, which was classified as an operating expense. All of the costs associated with the September 2001 organizational realignment were workforce related. As of July 31, 2002, the Company has made substantially all cash payments related to the September 2001 reorganization.

In June 2002, the Company announced a restructuring program, which included a worldwide workforce reduction and a provision for the impairment of excess and obsolete equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as operating expenses in the quarter ended July 31, 2002. As a result of the closing of the sale of the Managed Services Business to EDS in August 2002, additional restructuring costs for excess facilities and equipment will be charged in the quarter ending October 31, 2002.

A summary of the June 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at July 31, 2002
Workforce reduction	$3.8	$(0.1)	$(1.8)	$1.9
Disposal of property and equipment	3.2	(3.2)	—	—

Total	$7.0	$(3.3)	$(1.8)	$1.9

NOTE 7.    RETIREMENT OF SENIOR DISCOUNT NOTES

On June 14, 2002, the Company repurchased its 13% Senior Discount Notes due 2005 for $42.0 million of cash and the issuance of $3.0 million worth of the Company’s common stock. As a result, an extraordinary gain of $8.7 million was recognized, which was the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in consideration.

NOTE 8.    CONTINGENCIES

The Company is currently defending a consolidated securities class action lawsuit related to its initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. These lawsuits have been consolidated in the Northern District of California. The Company strongly denies these allegations and will defend itself vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that Opsware Inc. will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 16, 2002, Frontera Corporation filed a lawsuit in the Superior Court of California, County of Santa Clara, claiming that the Company has failed to comply with its obligations under the Agreement and Plan of Merger and Reorganization between Frontera and Opsware Inc. and seeking to compel Opsware Inc. to consummate the acquisition of Frontera or, in the alternative, pay damages. The Company strongly denies these allegations and will defend itself vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that Opsware Inc. will not be materially affected. In addition, the Company anticipates that it will incur ongoing litigation expenses in connection with this lawsuit.

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company has breached its Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. The Company believes that it has not breached any of the agreements. The Company will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that Opsware Inc. will not be materially affected. In addition, the Company anticipates that it will incur ongoing expenses in connection with this arbitration.

NOTE 9.    RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets expected to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. The Company adopted SFAS 144 as of February 1, 2002.

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

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has adopted SFAS 146 and will take any liabilities associated with the sale of Managed Services Business against the proceeds received from EDS.

NOTE 10.    SUBSEQUENT EVENTS

In August 2002, the Company’s stockholders approved the sale of the Managed Service Business to EDS. On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The Company estimates that as of August 15, 2002, the sale will include the disposal of approximately $28.7 million of assets, including $17.5 million of property and equipment, net, $9.5 million of accounts receivable, net and $1.5 million of prepaid expenses and other current assets, and $32.3 million of liabilities, including $17.1 million of deferred revenue, $9.1 million of accrued liabilities, $5.1 million of accounts payable and $1.9 million of capital lease obligations. Under the Asset Purchase Agreement between EDS and the Company, EDS has a period of 90 days to review the closing date balance sheet delivered to them by the Company. Pursuant to this review by EDS, the purchase price for the Managed Services Business may be adjusted upward or downward based upon the final determination of the total net assets of the Managed Services Business transferred at closing. The Company issued a $4.0 million letter of credit that may be drawn by EDS in the event a downward purchase price adjustment is required based upon the final determination of total net assets. The long-lived assets and liabilities to be disposed of by sale to EDS were not considered to be held for sale at July 31, 2002, under SFAS 144, as the sale to EDS had to be approved by the Company’s shareholders.

Concurrent with the sale of the Managed Services Business, the Company also entered into a software license agreement with limited exclusivity with EDS whereby EDS will have certain rights to use the Company’s Opsware automation technology. Under this license agreement, EDS has agreed to pay a minimum of $52.0 million in the aggregate over the three-year term of the license, which amount may be higher if EDS deploys additional servers beyond the minimum threshold. In addition, at the end of the initial three-year term, EDS has the option to renew the software license and the supporting maintenance in successive one-year terms at the then-existing minimum commitment level. The Company believes it should be able to recognize the license fees as revenue if it meets the criteria of revenue recognition, including vendor specific objective evidence. However, if, after final consideration, the Company determines that these license fees are not revenue, the $52.0 million would be recognized as other income.

In August 2002, the Company’s stockholders approved the changing of the Company’s name from Loudcloud, Inc. to Opsware Inc.

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on May 1, 2002, as amended on June 20, 2002, with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Overview

Prior to August 15, 2002, we primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. We refer to this business as our Managed Services Business. Our Managed Services Business used our proprietary Opsware automation technology, which automates formerly manual tasks, such as provisioning and other aspects of managing a customer’s Internet operations, to allow customers to outsource the deployment, configuration, hosting, management and support of their Internet applications and web sites in a cost-effective and highly flexible manner.

We currently develop and sell IT automation software, offering a solution for enterprises, government agencies and service providers looking to reduce costs and increase IT efficiencies. We refer to this business as our Software Business. Our Opsware software automates key aspects of the IT lifecycle including provisioning, deploying, changing, scaling, securing, recovering, consolidating and auditing servers and infrastructure software. Our Opsware software uniquely combines process automation with built in operations knowledge of software products. To date, our revenue from the Software Business has not been significant and we do not expect to report significant revenue related to the Software Business for the remainder of the fiscal year.

Our customers in the Managed Services Business typically purchased our services through customer service agreements, which generally had terms of one to three years. Our customer service agreements were generally renewed automatically for periods ranging from three months to one year, unless terminated prior to the expiration of the initial term. We generally recognized revenue related to these agreements ratably over the period the managed services were provided to the respective customers.

In the Software Business, we intend to derive a significant portion of our revenue from sales of software licenses. We intend to sell our products principally through our direct sales force, and to develop indirect channels, such as distributors, value-added resellers, or VARs, and systems integrators. We also intend to derive revenue from sales of annual maintenance and support agreements and professional services.

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

In June 2002, we undertook a restructuring program, which included a worldwide workforce reduction and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $7.0 million classified as operating expenses.

In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million, subject to certain adjustments and the assumption of certain liabilities of the Managed Services Business. Concurrent with the sale of the Managed Services Business, we also entered into a software license agreement with limited exclusivity with EDS whereby EDS will have certain rights to use our Opsware automation technology. Under this license agreement, EDS has agreed to pay us a minimum of $52.0 million in the aggregate over the three-year term of the license, which minimum amount may be higher if EDS deploys additional servers beyond the minimum threshold. In addition, at the end of the initial three-year term, EDS has the option to renew the software license and the supporting maintenance in successive one-year terms at the then-existing minimum commitment level. We believe we should be able to recognize the license fees as revenue if we meet the criteria of revenue recognition, including vendor specific objective evidence. However, if, after final consideration, we determine that these license fees are not revenue, the $52.0 million would be recognized as other income.

Results of Operations

The following discussion of Results of Operations relates to our former Managed Services Business and is not indicative of future results in the Software Business.

Net revenue.    Net revenue increased 24% to $17.5 million during the three months ended July 31, 2002 from $14.1 million during the three months ended July 31, 2001. Net revenue increased 36% to $34.9 million during the six months ended July 31, 2002 from $25.8 million during the six months ended July 31, 2001. The increases in both the three-month period and the six-month period resulted primarily from the deployment of additional customers and the deployment of additional services to existing customers. For the three months ended July 31, 2002, Consignia and the Office of the E-Envoy each accounted for 10% of the Company’s net revenue. For the three months ended July 31, 2001, Nike and Atriax accounted for 23% and 11% of the Company’s net revenue, respectively. For the six months ended July 31, 2002, no customer accounted for more than 10% of the Company’s net revenue. For the six months ended July 31, 2001, Nike and Atriax accounted for 17% and 11% of the Company’s net revenue, respectively. In light of our transition to the Software Business, we do not expect to report a significant amount of revenue in the next fiscal quarter, and as a result we expect to continue to experience losses from operations for the foreseeable future.

Cost of revenue.    Cost of revenue decreased in absolute dollars and as a percent of net revenue to $22.8 million, 130% of net revenue, during the three months ended July 31, 2002 from $28.0 million, 199% of net revenue, during the three months ended July 31, 2001. Cost of revenue decreased in absolute dollars and as a percent of net revenue to $48.0 million, 137% of net revenue, during the six months ended July 31, 2002 from $57.5 million, 223% of net revenue, during the six months ended July 31, 2001. The decreases in both the three-month period and the six-month period were primarily the result of our restructuring program in May 2001, our organizational realignment in September 2001 and our restructuring program in June 2002. These programs included a worldwide workforce reduction, consolidation of the resulting facilities and a provision for excess and obsolete property and equipment. In light of our transition to the Software Business and because we do not expect to report significant revenue related to the Software Business in the near term, we expect cost of revenue to be significantly lower in the next fiscal quarter. However, because revenue will not be significant, we expect cost of revenue as a percentage of revenue to be substantially higher.

Research and development.    Research and development expenses decreased in absolute dollars and as a percent of net revenue to $3.3 million, 19% of net revenue, during the three months ended July 31, 2002 from $5.3 million, 38% of net revenue, during the three months ended July 31, 2001. Research and development expenses decreased in absolute dollars and as a percent of net revenue to $7.2 million, 21% of net revenue, during the six months ended July 31, 2002 from $12.6 million, 49% of net revenue, during the six months ended July 31, 2001. The decreases in both the three-month period and the six-month period were primarily the result of reduced headcount and facility costs resulting from our restructuring program in May 2001, our organizational realignment in September 2001 and our restructuring program in June 2002. In light of our transition to the Software Business, we expect research and development expense to be slightly lower in the next fiscal quarter. However, because revenue will not be material, we expect research and development expenses as a percentage of revenue to be substantially higher and that these expenses will constitute a significant portion of our expected operating losses.

Sales and marketing.    Sales and marketing expenses decreased in absolute dollars and as a percent of net revenue to $6.2 million, 36% of net revenue, during the three months ended July 31, 2002 from $11.5 million, 81% of net revenue, during the three months ended July 31, 2001. Sales and marketing expenses decreased in absolute dollars and as a percent of net revenue to $12.8 million, 37% of net revenue, during the six months ended July 31, 2002 from $23.4 million, 91% of net revenue, during the six months ended July 31, 2001. The decreases in both the three-month period and the six-month period were primarily the result of reduced headcount and facility costs resulting from our restructuring program in May 2001, our organizational realignment in September 2001 and our restructuring program in June 2002. In light of our transition to the Software Business, we expect sales and marketing expense to be significantly lower in the next fiscal quarter. However, because revenue will not be material, we expect sales and marketing expenses as a percentage of revenue to be substantially higher and that these expenses will constitute a significant portion of our expected operating losses.

General and administrative.    General and administrative expenses decreased in absolute dollars and as a percent of net revenue to $3.1 million, 18% of net revenue, during the three months ended July 31, 2002 from $4.6 million, 33% of net revenue, during the three months ended July 31, 2001. General and administrative expenses decreased in absolute dollars and as a percent of net revenue to $7.2 million, 21% of net revenue, during the six months ended July 31, 2002 from $10.3 million, 40% of net revenue, during the six months ended July 31, 2001. The decreases in both the three-month period and the six-month period were primarily the result of reduced headcount and facility costs resulting from our restructuring program in May 2001, our organizational realignment in September 2001 and our restructuring program in June 2002. In light of our transition to the Software Business, we expect general and administrative expense to be significantly lower in the next fiscal quarter. However, because revenue will not be material, we expect general and administrative expenses as a percentage of revenue to be substantially higher and that these expenses will constitute a material portion of our expected operating losses.

Restructuring costs.    We recorded restructuring costs of $7.0 million, or 40% of net revenue, during the three months ended July 31, 2002. These costs were related to a restructuring program executed in June 2002, which included a worldwide workforce reduction and a provision for excess and obsolete property and equipment. We also recorded restructuring costs of $30.2 million, or 214% of next revenue, during the three months ended July 31, 2001. These costs were related to a restructuring program executed in May 2001, which included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. In light of our transition to the Software Business and in combination with the consummation of our transaction with EDS, we expect to record a significantly higher restructuring expense in the next fiscal quarter.

Stock-based compensation.    Stock-based compensation expense decreased in absolute dollars and as a percent of net revenue to $44,000, 0% of net revenue, during the three months ended July 31, 2002 from $10.3 million, 73% of net revenue, during the three months ended July 31, 2001. Stock-based compensation expense decreased in absolute dollars and as a percent of net revenue to $6.0 million, 17% of net revenue, during the six months ended July 31, 2002 from $27.2 million, 106% of net revenue, during the six months ended July 31, 2001. We recorded deferred stock compensation prior to our initial public offering related to our grants of stock purchase rights and options with exercise prices below the deemed fair value of our common stock. The decreases in stock-based compensation expense for both fiscal periods were due primarily to the graded vesting method and the decrease in employee headcount related to our restructuring programs. We reversed $4.5 million of stock-based compensation expense related to employees terminated in the quarter ended July 31, 2002, which was the difference between the expense taken under the graded vesting method and what the expense would have been under the straight-line vesting method. We expect stock-based compensation expense to be approximately the same in the next fiscal quarter.

We had 14.7 million stock options outstanding as of July 31, 2002. Under Statement of Financial Accounting Standard No. 123 (SFAS 123), if we had elected to expense stock options granted to employees and directors to purchase the Company’s common stock, we would have recorded an additional expense of $6.5 million for the six months ended July 31, 2002 and our net loss per share would have been $0.77 versus $0.68 as reported for the period ended July 31, 2002. The fair value of the stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model.

Interest and other income (expense), net.    Interest and other income (expense), net, was $(0.5) million during the three months ended July 31, 2002 and $(0.2) million during the three months ended July 31, 2001. Interest and other income (expense), net, was $(2.5) million during the six months ended July 31, 2002 and $(0.8) million during the six months ended July 31, 2001. The increase in interest and other expenses was due primarily to interest expense related to the senior discounts notes in addition to a decrease in interest income due to a decline in our cash and cash equivalents and short-term investments.

Extraordinary item.    We recorded a gain from retirement of senior discount notes of $8.7 million during the three months ended July 31, 2002. This gain was a result of the difference between the value of the cash and common stock issued compared to the carrying amount of the notes on the balance sheet in June 2002.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, sale of our senior discount notes, our initial public offering and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. As of July 31, 2002, we had $32.1 million in cash and cash equivalents and temporarily restricted cash. On August 15, 2002, we received $63.5 million in cash proceeds from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash used in operating activities was $38.7 million for the six months ended July 31, 2002 and $62.4 million for the six months ended July 31, 2001. Net cash used in operating activities for the six months ended July 31, 2002 was primarily the result of a net loss applicable to common stockholders, partially offset by non-cash stock compensation expense, depreciation and amortization, and the loss on disposal of property and equipment and decreases in accounts receivable, prepaid and other current assets, other assets, other accrued liabilities, deferred revenue and accrued restructuring costs. Net cash used in operating activities for the six months ended July 31, 2001 was primarily the result of a net loss, partially offset by non-cash stock compensation expense and depreciation and amortization and a decrease in prepaid expenses, other assets and other current assets and an increase in the restructuring accrual.

Net cash provided by investing activities was $4.6 million for the six months ended July 31, 2002 and $1.1 million for the six months ended July 31, 2001. Net cash provided by investing activities for the six months ended July 31, 2002 consisted of maturities and sales of short-term investments and a reduction in restricted cash, partially offset by investments in capital equipment. Net cash provided by investing activities for the six months ended July 31, 2001 consisted primarily of maturities and sales of short-term investments partially offset by investments in capital equipment.

Net cash used in financing activities was $41.9 million for the six months ended July 31, 2002. Net cash provided by financing activities was $160.6 million for the six months ended July 31, 2001. Net cash used in financing activities in the six months ended July 31, 2002 was primarily attributable to the retirement of the senior discount notes and principal payments on capital leases, partially offset by proceeds from the exercise of stock options and the payments received from stockholder notes receivables. Net cash provided by financing activities in the six months ended July 31, 2001 was primarily attributable to net proceeds from the sale of common stock in the initial public offering and, to a lesser extent, sale of common stock to Compaq.

As of July 31, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. The following summarizes our contractual obligations at July 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	Greater than 3 Years
Capital leases	$1,905	$1,453	$452	$—
Operating leases, net of subleases	34,720	18,671	13,481	2,568

Total contractual cash obligations	$36,625	$20,124	$13,933	$2,568

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may restructure existing obligations or seek additional capital through private equity, equipment lease facilities, bank financings or arrangements with strategic partners. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

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

Revenue.    Prior to August 15, 2002, we primarily generated revenue from the sale of managed Internet services. These services incorporated the hardware, software, storage and networking infrastructure and the provisioning, maintenance and scaling expertise required to support Internet operations. We recognized revenue ratably over the managed services contract period as services were fulfilled, provided we had evidence of an agreement, the price of the services was fixed or determinable, all contracted services were delivered and payment was reasonably assured. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, we provided certain guarantees regarding scheduled uptime to our customers on a monthly basis.

We reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to our accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. If our original estimate of the cause or length of downtime was other than or less than the actual results, revenue could be negatively impacted in subsequent periods. In addition to the service credits, we occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant in the past. Our processes for estimating these types of credits included analyzing our historical experiences with such credits and comparing them to events that occurred in the then-current month.

In connection with the Software Business, we also generate revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Following the sale of the Managed Services Business, we expect the sale of software licenses to be the primary component of our revenue. License revenue comprises fees for perpetual and term licenses of our software. Revenue from license fees is recognized in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as affected by Statement of Position 98-9 (SOP 98-9), “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exists, vendor specific objective evidence (VSOE) has been established for all elements, there are no uncertainties surrounding product delivery or acceptance, the fee is fixed or determinable and collectability is probable. We may establish VSOE by comparing historic prices paid by customers with similar licenses and maintenance components. We may also establish VSOE by reviewing the market prices charged by outside vendors for similar licenses and services. When VSOE has been established for maintenance and support, the revenue related to the maintenance and support is recognized over the maintenance term. Generally, if VSOE has been established and the term of the agreement is greater than 12 months, revenue may be recognized upon delivery, assuming all other criteria under SOP 97-2 have been met. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue.

If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue. If a term license is less than 12 months, the license and maintenance fees are recognized over the term.

Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where services are considered essential to the functionality of the software. Revenue from these service arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Completion is measured based on hours incurred to total estimated hours to complete the project. This requires us to estimate the total costs to complete the project. These estimates could change and the impact could be deferring revenue over a longer period of time.

If the services are not essential to the functionality, we intend to derive services revenue from maintenance and support arrangements, consulting and training. Maintenance and support revenue is recognized using the straight-line method over the period that the maintenance or support is provided. Revenue from consulting services or training arrangements is recognized as the services are performed or training sessions are held.

Amounts billed and/or cash received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and as a percentage of the accounts receivable balance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under our accounting policy, we continually assess the balance of our allowance for doubtful accounts based on, among other things, our customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. We also discuss each customer with our service teams and determine if any service level issues or the customer’s financial status could affect collectability. If actual write-offs were greater than our estimates, we would increase our allowance for doubtful accounts, which would increase our bad debt expense. In connection with our sale of the Managed Services Business to EDS, we sold to EDS all of our Managed Services Business accounts receivables as of the closing date. As we do not expect to report significant software license revenue in the near term, we do not expect judgments about our allowance for doubtful accounts to have a material effect on our operating results in the near term.

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

Restructuring.    During 2001 and 2002, we restructured the company under plans approved by the Board of Directors by reducing our headcount and consolidating our facilities utilization. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation. We are attempting to sublet non-cancelable leased facilities that we have vacated. If the length of time before we find tenants for these facilities or the market rental rates differ significantly from our estimates, our actual costs will differ from the charge that was initially recorded. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts.

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Quarterly Report on Form 10-Q.

We have limited experience operating our Software Business and our business model is new and unproven, which makes it difficult to evaluate our future prospects.

As a result of the sale of our Managed Services Business to EDS, our business model has shifted from providing managed Internet services to licensing our Opsware automation technology. Due to our limited experience operating our Software Business, we have limited ability to forecast future demand for our products and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of software support;

•	develop new product offerings and extend the functionality of our existing technology;

•	extend our Opsware technology to support a wide range of hardware and software to meet the needs of a large range of customers;

•	develop an effective direct sales channel to sell our Opsware technology;

•	develop additional strategic partnerships to facilitate our ability to market and sell our Opsware technology;

•	develop modules that permit our Opsware technology to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

We may not successfully address these risks. If we do not successfully address these risks, we may not realize sufficient revenue to reach or sustain profitability.

Our financial results may fluctuate significantly, which could cause our stock price to decline.

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the timing of signing and deploying contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the timing of satisfaction of the software revenue recognition criteria;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

We expect that a majority of our software revenue in any quarter will depend on orders booked and shipped in the last month, weeks or days of that quarter. If an order does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs. Our current and future levels of operating expenses and capital expenditures are based to an extent on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

Our operating results will be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our Software Business.

We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. In addition, we are obligated to develop specified features and functionality under our Opsware license agreement with EDS. If the health of our relationship with EDS were to deteriorate or if we are unable to deliver the specified features and functionality, our business and results of operations would be adversely affected. We currently believe that we should be able to recognize the license fees as revenue if we meet the criteria of revenue recognition, including vendor specific objective evidence. However, if, after final consideration, we determine that these license fees are not revenue, the license fees would be recognized as other income.

Our Opsware license agreement with EDS is for an initial term of three years and we cannot predict whether EDS will extend the license beyond three years. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. We cannot assure you that EDS will be able to deploy our software successfully or in the time frames contemplated by the Opsware license agreement. We may be required to spend a significant amount of time and resources to deploy our software within EDS’s operations infrastructure and this may distract us from other customer opportunities or other aspects of our business. If EDS does not renew its license or if we spend too much time deploying our software within EDS, our operating results will be adversely affected. In addition, if EDS does not renew its license, this may negatively impact our reputation and our ability to license our Opsware technology to customers more broadly.

The purchase price for our Managed Services Business is subject to adjustment, and we may receive less proceeds than we expect.

Under the Asset Purchase Agreement with EDS, EDS has a period of 90 days to review the closing date balance sheet we delivered to them. Pursuant to this review by EDS, the purchase price for the Managed Services Business may be adjusted upward or downward based upon the final determination of the total net assets of the Managed Services Business transferred at closing. We have issued a $4.0 million letter of credit that may be drawn by EDS in the event a downward purchase price adjustment is required based upon the final determination of total net assets. To the extent the purchase price is reduced under these provisions, we will have less cash available to operate the Software Business.

The Asset Purchase Agreement will expose us to contingent liabilities.

Under the Asset Purchase Agreement, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement, subject to certain limitations. If EDS makes any claim, we may be required to expend significant cash resources in defense and settlement of the claim.

As we redeploy our assets, we may continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We will be required to spend significant funds to continue developing our software products and refocus our operations, research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of July 31, 2002, we had an accumulated deficit of $496.7 million, which includes approximately $195.6 million related to non-cash deferred stock compensation. In addition, in connection with the sale of the Managed Services Business, we are undertaking a significant restructuring of our business, resulting in expected charges in future periods. We expect to continue to experience operating losses for the foreseeable future.

To achieve operating profitability, we will need to establish a customer base for our software and decrease our costs per customer. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect, our operating results will suffer. Consequently, it is possible that we will not achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

If we do not develop and expand our direct sales organization we will have difficulty acquiring and retaining customers.

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we may require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training. If we decide to but are unable to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

If we do not develop our distribution channels, we will have to rely more heavily on our direct sales force to develop our business, which could limit our ability to increase revenue and grow our business.

Our ability to sell our products will be impaired if we fail to develop our distribution channels. We expect to establish multiple indirect marketing channels to increase the number of customers licensing our products. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

If we do not develop and maintain productive relationships with systems integrators, our ability to generate sales leads and increase our revenue sources will be limited.

We expect to develop and rely on additional relationships with a number of computing and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to the implementation and support of our products, as well as to help generate sales leads and assist in the sales process. Many such firms have similar, and often more established, relationships with our competitors. These systems integrators may not be able to provide the level and quality of service required to meet the needs of our customers. If we are unable to develop and maintain effective relationships with systems integrators, or if they fail to meet the needs of our customers, our business could be adversely affected.

The market for our services is competitive and we may not have the resources required to compete effectively.

The market for our automation technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and more established relationships in the industry than we have. As a result, many of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices.

Furthermore, because many of our current competitors have pre-existing relationships with our current and potential customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability. These existing relationships can also make it difficult for us to obtain additional customers due to the substantial investment that these potential customers might have already made based on our competitors’ technology. Furthermore, our competitors may be able to devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships.

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability to address customer needs with their product offerings. Our competitors may consolidate with one another or acquire other technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that could impede our ability to compete successfully and harm our business.

Because our success depends on our proprietary technology, if third parties infringe our intellectual property, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property, our competitive position may suffer.

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to ascertain any such infringement. In addition, competitors may design around our proprietary technology or develop competing technologies. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in significant costs and diversion of resources, including the attention of senior management.

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Intellectual property litigation or claims could force us to do one or more of the following:

•	pay costly damages;

•	stop licensing technologies that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

•	redesign our technology and products, if feasible.

If we are forced to take any of the foregoing actions, our business may be seriously harmed. In addition, any of these could have the effect of increasing our costs and reducing our revenue. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

Our business will suffer if we do not enhance our products or introduce new products and upgrades to meet changing customer requirements.

The market for our automation technology is characterized by rapid technological change, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new products and upgrades could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware and software products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers’ hardware and software configurations. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, fail to introduce new products and upgrades or fail to fully develop our new product offerings, our technology may not achieve widespread acceptance and could become obsolete, which would significantly harm our business.

As we introduce new products or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, and delay in market acceptance of our products or customer claims against us, any of which could harm our business.

The information technology automation software market is relatively new, and our business will suffer if the market does not develop as we expect.

The market for our automation technology is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase automation software from a third-party provider due to concerns about security, reliability, cost or system compatibility. It is possible that our products may never achieve broad market acceptance. In addition, we have not yet sold or deployed our software on the scale that is anticipated in the future. We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the information technology automation software market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

Sales efforts involving large enterprises involve lengthy sales and deployment cycles, which may cause our financial results to suffer.

We intend to focus our sales efforts on enterprise businesses, government agencies and large system integrators. Sales to large enterprises generally have a long sales cycle and the length of this sales cycle has increased in response to current economic conditions. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures;

•	concerns about the introduction or announcement of our or our competitors’ new products; and

•	potential downturns in the IT market and in economic conditions generally.

In addition, the time it takes to deploy our software with these accounts may be longer than a non-enterprise customer, which may delay our ability to recognize revenue from sales to these accounts.

We rely on third-party software to develop and deliver our products to our customers, and the loss of access to this software could harm our business.

As part of our normal operations in connection with the development and delivery of our software, we license software from third party commercial vendors. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our software until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenue. Further, to the extent that we incorporate these products into our software and the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

Defects in our products or claims asserted against us could result in decreases in customers and revenue, unexpected expenses and loss of competitive market share.

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products that also contain complex software. If our software does not meet performance requirements, our customer relationships will suffer. Complex software often contains errors. Any failure or poor performance of our software or the third party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation; and

•	liability claims.

Our agreements with EDS contain provisions designed to limit exposure to potential product liability claims. For example, these agreements provide that we shall not be liable for indirect or consequential damages caused by the failure of our products. We expect to include similar liability limitations in our customer contracts generally. However, such limitation of liability provisions may not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions or similar limitations of liability as unenforceable. If any claim is made against us, we may be required to expend significant cash resources in defense and settlement of the claim.

We may require additional capital to fund our operations, and we may be unable to obtain additional financing.

If our licensing revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may not be fully-funded through cash flow breakeven and may require additional debt or equity financing. If existing or potential customers perceive that we are not fully-funded or that our cash balances are otherwise inadequate to support our operations, they may choose not to continue licensing our software. If we need to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders’ equity interests. Any debt financing we raise could involve substantial restrictions on our ability to conduct the Software Business and to take advantage of new opportunities. If we are unable to obtain additional financing on acceptable terms or at all, our business and financial results may suffer.

Our revenue and operating results will be highly dependent upon our ability to provide high levels of customer satisfaction.

We intend to provide technical support to our customers subject to contracts that are renewable annually. Our customers’ willingness to renew their technical support agreements will depend in large part on our ability to provide high levels of customer satisfaction. Our inability to do so may cause customers not to renew their technical support agreements, which could have a material adverse impact on our revenue and operating results.

The rates we charge our customers for our Opsware automation software may decline over time, which would reduce our revenue and adversely affect our financial results.

As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees we charge for our Opsware automation software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer.

If we are unable to retain our executive officers and key personnel, we may not be able to successfully manage our business or achieve our objectives.

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key employees, in particular, Marc L. Andreessen, our Chairman, Benjamin A. Horowitz, our President and Chief Executive Officer or Timothy A. Howes, our Chief Technical Officer and Executive Vice President of Development, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. In August 2002, we announced that Roderick M. Sherwood III, our Chief Financial Officer, is leaving the company. We are currently conducting an executive search to find a replacement for his services. This type of search involves a lengthy process and requires management to devote a significant amount of time. We cannot assure you that we will be able to find a suitable replacement in the near term. If we are unable to find a replacement in a timely manner, our operations could be adversely affected and our stock price may decline.

Our business will suffer if we are unable to retain our highly qualified employees.

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. In June 2002, we instituted a restructuring program which resulted in a workforce reduction of approximately 120 employees. When combined with prior reductions in workforce, employee morale may have suffered, and it may be more difficult to retain our highly qualified employees or recruit new employees. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. If our customer base and revenue grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We may face significant challenges in retaining our employees if the value of our stock declines. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to our stockholders. A large number of our employees hold options at higher exercise prices than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options, issue new options or grant additional shares of stock to motivate and retain our employees. To the extent we issue additional options or shares of stock, existing shareholders will be diluted.

Our stock price has been volatile and could decline substantially.

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. In addition, as an early stage company, small delays in closing sales or completing installations could result in material variations in our quarterly results and quarter-to-quarter growth in the foreseeable future. This could result in greater volatility in our stock price.

Among the factors that could affect our stock price are:

•	variations in our quarter-to-quarter operating results;

•	the loss of any of our significant customers or their failure to renew existing contracts;

•	announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in our financial estimates or investment recommendations by securities analysts following our business;

•	our sale of common stock or other securities in the future;

•	changes in economic and capital market conditions for companies in our sector;

•	changes in the enterprise software and Internet operations markets;

•	changes in market valuations or earnings of our competitors;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	the occurrence of any of the adverse events discussed elsewhere in these Risk Factors.

Failure to comply with Nasdaq’s listing standards could result in our delisting by Nasdaq from the Nasdaq National Market.

Our common stock is currently traded on the Nasdaq National Market. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains under $1.00 per share for thirty consecutive trading days and does not subsequently close at or above $1.00 per share for a minimum of ten consecutive trading days during the following ninety calendar days, Nasdaq may delist our common stock from the Nasdaq National Market.

To avoid a delisting from the Nasdaq National Market, we may decide to take various measures including effecting a reverse split of our common stock, repurchasing some portion of our outstanding common stock or moving our stock listing to the Nasdaq Small Cap Market. Even if we undertake any of these actions, we cannot be certain that any of these measures will enable us to avoid delisting. In addition, the delisting of our common stock may adversely affect our ability to generate new sales of our software product and may cause existing customers and vendors to question our viability.

If our common stock were delisted, the ability of our stockholders to sell any of our common stock could be severely limited. As a result, the value of our common stock would likely decline.

We are a defendant in a securities class action lawsuit, a breach of contract claim brought by Frontera, and subject to a demand for arbitration brought by Qwest, each of which could harm our business whether or not determined adversely.

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts.These lawsuits have been consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 16, 2002, Frontera Corporation filed a lawsuit in the Superior Court of California, County of Santa Clara, claiming that we failed to comply with our obligations under our Agreement and Plan of Merger and Reorganization with Frontera and seeking to compel us to consummate the acquisition, or in the alternative, pay damages. We strongly deny these allegations and will defend ourselves vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this lawsuit.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

As of August 31, 2002, our officers, directors and their affiliates beneficially own, in the aggregate, approximately 43% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of August 31, 2002, we have 78,277,534 shares of common stock outstanding. In pending litigation, Frontera Corporation has demanded that we issue 5.7 million shares of common stock to its shareholders. We intend to defend ourselves vigorously, but the outcome of litigation is inherently uncertain. Accordingly, a substantial number of shares of our common stock could be issued and subsequently sold into the market and could depress our stock price. In connection with the repurchase of our senior discount notes, we issued approximately 2.0 million shares of our common stock to Morgan Stanley & Co. Incorporated. The subsequent sales of these shares could depress our stock price. Approximately 15.0 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led to reduced IT spending. If these conditions worsen, demand for our products may be reduced as a result of even further reduced spending on IT products such as ours.

Future changes in accounting standards, particularly changes affecting revenue recognition, could cause unexpected revenue fluctuations.

Future changes in accounting standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferral of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause variances in meeting securities analysts and investors’ expectations. Any of these variances could cause a decline in our stock price.

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

If and when we expand into foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets we plan to target. All of our sales are currently made in U.S. dollars, and a strengthening of the dollar could make our services less competitive in the foreign markets we may target in the future.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. These lawsuits have been consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 16, 2002, Frontera Corporation filed a lawsuit in the Superior Court of California, County of Santa Clara, claiming that we have failed to comply with our obligations under our Agreement and Plan of Merger and Reorganization with Frontera and seeking to compel us to consummate the acquisition or, in the alternative, pay damages. We strongly deny these allegations and will defend ourselves vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this lawsuit.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. We believe that we have not breached any of the agreements. We will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 25, 2002 in Sunnyvale, California. Of the 76,270,290 shares outstanding as of the record date, holders of 64,115,822 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two Class II directors to serve until the 2005 annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Marc L. Andreessen	63,987,985	127,837
Andrew S. Rachleff	64,019,985	95,837

2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 31, 2003.

Votes for:	63,996,699
Votes against:	90,929
Abstained:	28,194

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit Number		Description

10.1	*
Asset Purchase Agreement dated as of June 14, 2002 between Loudcloud, Inc., Loudcloud UK, Ltd., Electronic Data Systems Corporation, EDS Information Services, L.L.C. and EDS Resource Management Corporation

#10.2	**	Opsware License Agreement dated June 14, 2002 between Loudcloud, Inc. and Electronic Data Systems

*	Incorporated herein by reference to Opsware Inc.’s Proxy Statement filed on June 20, 2002.

**	Incorporated herein by reference to Opsware Inc.’s Registration Statement on Form S-3 filed on June 24, 2002.

#	Confidential treatment granted for portions of this exhibit.

(b) Reports on Form 8-K.

On June 17, 2002, we filed a report on Form 8-K announcing that:

•	we entered into a definitive asset purchase agreement with EDS relating to the sale of our Managed Services Business to EDS;

•	we entered into an Opsware license agreement and Opsware maintenance agreement with EDS relating to the license of our Opsware automation software by EDS.

•
we exercised an option to repurchase certain notes held by Morgan Stanley & Co. Incorporated for total consideration of $45,000,000, consisting of $42,000,000 in cash and the issuance of 2,046,385 shares of our common stock, valued at approximately $3.0 million.

•	we will change our name and brand identity to Opsware Inc. subject to stockholder approval;

•	we implemented a restructuring program which included a worldwide workforce reduction of approximately 120 employees.

On July 22, 2002, we filed a report on Form 8-K announcing that Frontera Corporation filed a lawsuit in the Superior Court of California, County of Santa Clara, claiming that we have failed to comply with our obligations under our Agreement and Plan of Merger and Reorganization with Frontera and seeking to compel us to consummate the acquisition or, in the alternative, pay damages.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC. (formerly LOUDCLOUD, INC.)

/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Dated: September 13, 2002

CERTIFICATIONS

I, Benjamin A. Horowitz, the Chief Executive Officer of Opsware Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Opsware Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz President and Chief Executive Officer
Dated: September 13, 2002

I, Roderick M. Sherwood III, Chief Financial Officer of Opsware Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Opsware Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ RODERICK M. SHERWOOD III
Roderick M. Sherwood III Chief Financial Officer
Dated: September 13, 2002