Form 10-K/A
period 2002-01-31
OPSWARE INC
filed 2002-11-26
CIK 1100813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The Board of Directors and Stockholders of Opsware Inc. (formerly Loudcloud, Inc.)

We have audited the accompanying consolidated balance sheets of Opsware Inc. (formerly Loudcloud, Inc.) as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2002 and 2001 and for the period from September 9, 1999 (inception) through January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Since the date of completion of our audit of the accompanying financial statements and most recent issuance of our report thereon dated February 26, 2002 (except for the last four paragraphs of Note 13, as to which the date is June 14, 2002), which report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, the Company, as discussed in Note 13, has completed the sale of its assets and related liabilities of its managed service business to Electronic Data Systems Corporation for estimated net proceeds of $61.2 million. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opsware Inc. at January 31, 2002 and 2001, and the consolidated results of its operations, and its cash flows for the years ended January 31, 2002 and 2001 and the period from September 9, 1999 (inception) through January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California
February 26, 2002, except
for the second paragraph
of Note 13, as to which the
date is June 14, 2002 and
except for the last five
paragraphs of Note 13, as
to which the date is
November 22, 2002.

OPSWARE INC.

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

See accompanying notes.

OPSWARE INC.

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

See accompanying notes.

OPSWARE INC.

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

OPSWARE INC.

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

See accompanying notes.

OPSWARE INC.

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (formerly Loudcloud, Inc., “Opsware,” “the Company,” “We” or “Our”), was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. The Company is a leading managed services provider, offering a complete solution to enterprise customers for outsourcing global Internet operations. Opsware deploys, manages, secures, scales, and monitors e-business systems using its unique Opsware technology, which automates functions otherwise performed manually, delivering higher quality, cost savings, and increased flexibility. The Company manages its systems via a worldwide network of data centers and Network Operations Centers located in the United States and Europe.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

In February 2001, the Company entered into a marketing alliance agreement with Accenture. Accenture is entitled to receive marketing assistance fees and has been issued a warrant to purchase up to 250,000 shares of the Company’s common stock. Warrants issued to Accenture vest contingently. A specified number of warrants fully vest and become immediately exercisable and non-forfeitable upon the signing of a contract between Opsware and a new customer referred to the Company by Accenture. The warrants can be earned through the termination of the agreement in February 2004, and vested warrants expire on February 28, 2006. The Company will record the fair value of each warrant as it vests using the Black-Scholes pricing model. A significant factor in the Black-Scholes pricing model will be the fair value of our stock when the warrants vest compared to the exercise price. The exercise price is $6.00. The fair value of the warrants that vest upon the signing of a customer’s contract will be amortized into operating expenses (marketing expenses) over the life of the contract between the customer and Opsware. To date, no warrants have vested. In addition, upon the signing of a contract between Opsware and a customer referred from Accenture, Accenture is entitled to receive marketing assistance fees, payable monthly, based on a percentage of amounts payable to us under the contract. The marketing assistance fees will be recognized monthly by us based on the fees due Accenture. We believe that the sales and marketing alliance agreement could result in significant stock-based compensation. Accenture stock-based and cash compensation will be disclosed on a separate line in operating expenses (marketing expenses).

Notes Receivable from Stockholders

The Company has notes receivable outstanding of $3.0 million from employees as of January 31, 2002, issued to finance the purchase of shares of common and the convertible preferred stock of the Company. The

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

OPSWARE INC.

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

Frontera Acquisition

In February 2002, the Company entered into an agreement to acquire Frontera Corporation, a privately held managed services provider located in Southern California, for consideration consisting solely of the Company’s common stock. On July 16, 2002, Frontera filed a lawsuit in the Superior Court of California, County of Santa Clara, claiming that the Company has failed to comply with its obligations under the Agreement and Plan of Merger and Reorganization between Frontera and the Company and seeking to compel the Company to consummate the acquisition of Frontera or, in the alternative, pay damages. The Company strongly denies these allegations and will defend itself vigorously; however, the outcome of litigation is inherently uncertain, and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur ongoing litigation expenses in connection with this lawsuit.

Qwest Communications Corporation

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company has breached its Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. The Company believes that it has not breached any of the agreements. The Company will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur ongoing expenses in connection with this arbitration.

Name Change

In August 2002, the Company’s stockholders approved the changing of the Company’s name from Loudcloud, Inc. to Opsware Inc.

Electronic Data Systems Corporation

On August 15, 2002, the Company completed the sale of its assets and liabilities related to its managed services business to Electronic Data Systems Corporation (“EDS”) pursuant to an asset purchase agreement dated June 14, 2002 for estimated net proceeds of $61.2 million in cash (gross proceeds $63.5 million). As part of the purchase price, the Company agreed to grant EDS a license to use their technology to service the customers that were transferred to EDS, and to certain maintenance obligations with respect to the license. In addition, EDS has agreed to assume certain of the liabilities relating to or arising out of the Company’s managed services business. The Company retained all of their proprietary Opsware automation technology. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement.

In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, contemporaneous with execution of the asset purchase agreement, the Company executed a license agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to license the Company’s Opsware technology. Under the Opsware license agreement, EDS will pay the Company (subject to the Company developing specified features and functions) a minimum license fee of $52.0 million in the aggregate over a term of three-years. Additionally, the license agreement includes restrictions on the Company’s ability to enter into certain licensing arrangements with certain competitors of EDS for a limited period of time and enables EDS to maintain the minimum fees under the license agreement at the then-existing revenue commitment levels in the event the Company assigns Opsware rights and obligations thereunder to certain competitors of EDS.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 1 of this Annual Report on Form 10-K.

2. Financial	Statement Schedules.

The following consolidated financial statement schedules of Opsware Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

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

See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 25th day of November 2002.

OPSWARE INC.

By:	/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on November 25th, 2002 in the capacities indicated:

Signature	Title

/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SHARLENE P. ABRAMS Sharlene P. Abrams	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARC L. ANDREESSEN* Marc L. Andreessen	Chairman of the Board of Directors

/s/ WILLIAM V. CAMPBELL* William V. Campbell	Director

/s/ SIMON M. LORNE Simon M. Lorne	Director

/s/ MICHAEL S. OVITZ* Michael S. Ovitz	Director

/s/ ANDREW S. RACHLEFF* Andrew S. Rachleff	Director

*By:	/s/ JORDAN J. BRESLOW
Jordan J. Breslow Attorney-in-fact

CERTIFICATION

I, Benjamin A. Horowitz, the Chief Executive Officer of Opsware Inc., certify that:

1.  I have reviewed this annual report on Form 10-K/A of Opsware Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 25, 2002

/S/ BENJAMIN A. HOROWITZ Name: Benjamin A. Horowitz Title: Chief Executive Officer

CERTIFICATION

I, Sharlene P. Abrams, Chief Financial Officer of Opsware Inc., certify that:

1.  I have reviewed this annual report on Form 10-K/A of Opsware Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 25, 2002

/S/ SHARLENE P. ABRAMS Name: Sharlene P. Abrams Title: Chief Financial Officer

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