Form 10-Q
period 2002-10-31
OPSWARE INC
filed 2002-12-16
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

There were 78,867,001 shares of the Company’s Common Stock, par value $0.001, outstanding on November 30, 2002.

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

•	anticipated market trends and uncertainties;

•	our expectations regarding revenue generated from the sale of our Opsware software;

•	our expectations concerning our cost of revenue;

•	our expectations concerning our operating expenses;

•	our expectations concerning any future restructuring expense;

•	our expectations concerning our stock-based compensation expense;

•	our expectations concerning our loss for the fiscal year for both income tax and financial statement purposes;

•	our anticipated capital expenditures and lease commitments;

•	the adequacy of our capital resources to fund our operations;

•	our expectations concerning our judgments about our allowance for doubtful accounts;

•	our expectations regarding operating losses and negative cash flow;

•	the anticipated increase in customers and expansion of our product offerings and target markets;

•	our expectations regarding ongoing developments of our Opsware technology and other technical capabilities; and

•	the anticipated expansion in our direct and indirect sales organizations.

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

The financial statements and related information contained in this Quarterly Report reflect our results as they existed for the period ended October 31, 2002. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the financial information for the period ended October 31, 2002 is not indicative of future results.

ITEM 1.     FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2002	January 31, 2002
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$76,389	$91,415
Short-term investments	—	3,288
Accounts receivable, net	1,304	11,303
Prepaid expenses and other current assets	848	3,086

Total current assets	78,541	109,092
Property and equipment, net	6,472	43,090
Restricted cash	7,821	20,935
Other assets	1,275	1,180

Total assets	$94,109	$174,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$937	$3,598
Other accrued liabilities	19,336	21,230
Deferred revenue	1,758	16,234
Accrued restructuring costs	18,714	17,081
Capital lease obligations, current portion	38	2,021

Total current liabilities	40,783	60,164
Capital lease obligations, net of current portion	38	168
Senior discount notes	—	50,536
Deferred revenue	—	5,953

Commitments and contingencies

Stockholders’ equity:
Common stock	78	76
Additional paid-in capital	504,327	534,590
Notes receivable from stockholders	(1,050)	(3,022)
Deferred stock compensation	(2,850)	(24,539)
Accumulated deficit	(447,574)	(449,606)
Accumulated other comprehensive income (loss)	357	(23)

Total stockholders’ equity	53,288	57,476

Total liabilities and stockholders’ equity	$94,109	$174,297

(A)
The balance sheet at January 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net revenues	$2,627	$14,316	$37,572	$40,066
Cost and expenses:
Cost of revenues*	2,995	26,546	51,022	84,082
Research and development*	2,873	4,535	10,054	17,154
Sales and marketing*	2,371	8,738	15,209	32,173
General and administrative*	2,432	4,732	9,619	15,025
Restructuring costs, net	12,669	1,309	19,682	31,471
Amortization of deferred stock compensation	(18,303)	8,174	(12,323)	35,356

Total cost and expenses	5,037	54,034	93,263	215,261
Loss from operations	(2,410)	(39,718)	(55,691)	(175,195)
Gain on sale of assets and liabilities related to Managed Services Business	49,160	—	49,160	—
Interest and other income (expense), net	2,338	(1,004)	(173)	(1,827)

Net income (loss) before extraordinary item	49,088	(40,722)	(6,704)	(177,022)
Extraordinary item: gain from retirement of senior discount notes	—	—	8,736	—

Net income (loss) applicable to common stockholders	$49,088	$(40,722)	$2,032	$(177,022)

Basic net income (loss) per share:
Basic net income (loss) per share before extraordinary item	$0.67	$(0.62)	$(0.09)	$(2.98)
Extraordinary item: gain from retirement of senior discount notes	—	—	0.12	—

Basic net income (loss) per share applicable to common stockholders	$0.67	$(0.62)	$0.03	$(2.98)

Diluted net income (loss) per share:
Diluted net income (loss) per share before extraordinary item	$0.65	$(0.62)	$(0.09)	$(2.98)
Extraordinary item: gain from retirement of senior discount notes	—	—	0.12	—

Diluted net income (loss) per share applicable to common stockholders	$0.65	$(0.62)	$0.03	$(2.98)

Number of shares used in per share applicable to common stockholders
Basic	72,989	65,286	70,743	59,310
Diluted	76,123	65,286	70,743	59,310

* Excludes amortization of deferred stock compensation of the following:

Cost of revenues	$(6,821)	$2,574	$(3,725)	$10,782
Research and development	(2,863)	1,734	(869)	6,994
Sales and marketing	(1,881)	1,709	(2,050)	7,836
General and administrative	(6,738)	2,157	(5,679)	9,744

Total amortization of deferred stock compensation	$(18,303)	$8,174	$(12,323)	$35,356

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended October 31,
	2002	2001
Operating activities:
Net loss before extraordinary item	$(6,704)	$(177,022)
Extraordinary item	8,736	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,558	19,812
Accretion on notes payable	2,544	5,389
Accretion on warrants related to senior discount notes	656	805
Gain from the retirement of the senior discount notes	(8,736)	—
Gain on sale of assets and liabilities related to Managed Services Business	(49,160)	—
Amortization of deferred stock compensation	(12,323)	35,356
Loss on disposal of property and equipment	5,071	—
Non-cash restructuring costs	54	2,878
Changes in operating assets and liabilities:
Accounts receivable	(266)	(1,393)
Prepaid expenses, other current assets and other assets	433	2,764
Accounts payable	894	(10,021)
Other accrued liabilities	962	6,300
Deferred revenue	(9,264)	5,519
Accrued restructuring costs	1,633	19,975

Net cash used in operating activities	(48,912)	(89,638)
Investing activities:
Purchases of property and equipment	(3,397)	(11,598)
Purchase of short term investments	—	(3,270)
Maturities and sales of available-for-sale investments	3,288	10,244
Decrease in restricted cash	13,114	5,760
Proceeds on sale of assets and liabilities related to Managed Services Business, net	61,244	—

Net cash provided by investing activities	74,249	1,136
Financing activities:
Proceeds from issuance of common stock, net	2,003	163,815
Payments to retire senior discount notes	(42,000)	—
Payments on lease obligations	(1,412)	(2,798)
Repayment of notes receivable	1,046	121

Net cash (used in) provided by financing activities	(40,363)	161,138

Net increase (decrease) in cash and cash equivalents	(15,026)	72,636
Cash and cash equivalents at beginning of period	91,415	43,438

Cash and cash equivalents at end of period	$76,389	$116,074

Supplemental disclosures of cash flow information:
Cash paid for interest	$109	$321
Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease	$1,204	$2,878
Cancellation of stockholder notes receivables for terminated employees	$926	$2,452
Issuance of common stock in connection with the retirement of the senior discount notes	$3,000	$—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.    DESCRIPTION OF BUSINESS

Prior to August 15, 2002, Opsware Inc. (the “Company”), formerly Loudcloud, Inc., primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company referred to this business as its Managed Services Business. The Managed Services Business used the Company’s proprietary Opsware IT automation software, which automates formerly manual tasks, such as provisioning and other aspects of managing a customer’s Internet operations, to allow customers to outsource the deployment, configuration, hosting, management and support of their Internet applications and web sites in a cost-effective and highly flexible manner.

On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company continues to have involvement in the operations of the Managed Services Business through the licensing of its Opsware IT automation software.

The Company currently develops and sells its Opsware IT automation software, offering a solution for enterprises, government agencies and service providers looking to reduce costs and increase IT efficiencies. The Company refers to this business as the Software Business. The Company’s Opsware software automates key aspects of the IT lifecycle including provisioning, deploying, changing, scaling, securing, recovering, consolidating and auditing servers and infrastructure software. The Company’s Opsware software combines process automation with built in operations knowledge of software products.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and include the accounts of the Company and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at October 31, 2002 and the operating results and cash flows for the nine months ended October 31, 2002, these financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2002 included in the Company’s Annual Report on Form 10-K filed on May 1, 2002, as amended on June 20, 2002 and November 25, 2002, with the Securities and Exchange Commission. The condensed balance sheet at January 31, 2002 has been derived from audited financial statements as of that date.

The results of operations for the nine months ended October 31, 2002 and 2001 primarily reflect the results of the Managed Services Business, which the Company sold to EDS on August 15, 2002, and therefore are not indicative of results that may be expected for future interim periods or for the full fiscal year ending January 31, 2003.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The U.S. Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, allowance for doubtful accounts, property and equipment depreciation lives, impairment of long-lived assets, restructuring costs and contingencies.

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

Revenue Recognition

Prior to August 15, 2002, the Company generated revenue in its Managed Services Business through the sale of managed Internet services. These services incorporated the hardware, software, storage and networking infrastructure and the provisioning, maintenance and scaling expertise required to support Internet operations. The Company recognized revenue ratably over the managed services contract period as services were fulfilled, provided it had evidence of an agreement, the price of the services was fixed or determinable, all contracted services were delivered and payment was reasonably assured. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, the Company provided certain guarantees regarding scheduled uptime to its customers on a monthly basis.

The Company reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to its accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. If the original estimate of the cause or length of downtime was less than the actual results, revenue could be negatively impacted in subsequent periods. In addition to the service credits, the Company occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant in the past. The processes for estimating these types of credits included analyzing the historical experiences with such credits and comparing them to events that occurred in the then-current month.

In connection with the Software Business, the Company generates revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Following the sale of the Managed Services Business, the Company expects the sale of software licenses to be the primary component of its revenue. The Company did not recognize any software revenue during the three months ended October 31, 2002.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations of the Company with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue using the residual method. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer assuming no significant obligations remain. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Services revenue is comprised of revenue from consulting fees, maintenance agreements, and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, license and service revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue related to the license is recorded upon delivery and the revenue related to the fair value of the services is recognized as the services are performed. In accordance with paragraph 10 of Statement of Position 97-2, “Software Revenue Recognition”, vendor specific objective evidence of fair value is determined by reference to the price the customer will be requested to pay when services are sold separately.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. The Company places all of its cash equivalents, short-term investments and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

For the three months ended October 31, 2002, Consignia and the Office of the E-Envoy accounted for 11% and 14% of the Company’s net revenue, respectively. For the three months ended October 31, 2001, Atriax accounted for 13% of the Company’s net revenue. For the nine months ended October 31, 2002, no customer accounted for more than 10% of the Company’s net revenue. For the nine months ended October 31, 2001, Nike and Atriax accounted for 11% and 12% of the Company’s net revenue, respectively. As of October 31, 2002, an agency of the U.S. government accounted for 87% of the Company’s gross accounts receivable balance.

Comprehensive Income (Loss)

The Company’s total consolidated comprehensive net income (loss) was $49.4 million and ($40.7) million for the three months ended October 31, 2002 and 2001, respectively. The Company’s total consolidated comprehensive net income (loss) was $2.4 million and ($176.9) million for the nine months ended October 31, 2002 and 2001, respectively. The reasons for the differences between net income (loss) applicable to common stockholders and the comprehensive net income (loss) for the three and nine months ended October 31, 2002 were gains on foreign currency translations and unrealized gains on investments.

Research and Development Costs

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred to date between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations during the periods in which such costs were incurred. In addition, the Company has not capitalized any intellectual property. The Company also has not capitalized any costs related to software developed or for software obtained for internal use as defined in Statement of Position No. 98-1 (SOP 98-1), “Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use.”

NOTE 3.    SEGMENT INFORMATION

Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. Prior to August 15, 2002, the Company was organized geographically between the United States and Europe. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure was the primary basis for which allocation of resources and financial performance was assessed. The accounting policies of the line of business operating segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. During the three month period ended October 31, 2002, the Company also had two operating segments, managed Internet services and IT automation software. However, since revenue from the sale of the Company’s Opsware IT automation software has been insignificant to date, the table below only shows revenue and net long-lived assets for the two geographic regions. Since August 15, 2002, the Company has only one worldwide geographic segment, the United States, and one operating segment focusing on the Software Business.

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue generated in the United States	$1,952	$13,261	$30,346	$38,097
Revenue generated in Europe	675	1,055	7,226	1,969

Revenue as reported	$2,627	$14,316	$37,572	$40,066

Net long-lived assets by geographic location were as follows:

	As of October 31, 2002	As of January 31, 2002
	(unaudited)
United States	$6,472	$40,206
Europe	—	2,884

Total	$6,472	$43,090

NOTE 4.    NET INCOME (LOSS) PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net income (loss) per share is computed by dividing the consolidated net income (loss) by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net income (loss) per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Numerator:
Consolidated net income (loss) applicable to common stockholders before extraordinary item	$49,088	$(40,722)	$(6,704)	$(177,022)
Extraordinary item: gain from retirement on senior discount notes	—	—	8,736	—

Consolidated net income (loss) applicable to common stockholders	$49,088	$(40,722)	$2,032	$(177,022)

Denominator:
Weighted-average shares of common stock outstanding	77,610	77,133	77,217	72,681
Weighted-average non-vested shares	(4,621)	(11,847)	(6,474)	(13,371)

Shares used in basic computation	72,989	65,286	70,743	59,310
Employee stock plans	3,134	—	—	—

Diluted income (loss) per share —weighted average shares outstanding	76,123	65,286	70,743	59,310

Basic Net Income (Loss) Per Share:
Basic net income (loss) per share before extraordinary item	$0.67	$(0.62)	$(0.09)	$(2.98)
Extraordinary item: gain from retirement of senior discount notes	—	—	0.12	—

Basic net income (loss) per share applicable to common stockholders	$0.67	$(0.62)	$0.03	$(2.98)

Diluted Net Income (Loss) Per Share:
Diluted net income (loss) per share before extraordinary item	$0.65	$(0.62)	$(0.09)	$(2.98)
Extraordinary item: gain from retirement of senior discount notes	—	—	0.12	—

Diluted net income (loss) per share applicable to common stockholders	$0.65	$(0.62)	$0.03	$(2.98)

The Company has included all convertible preferred stock, shares of common stock subject to repurchase, outstanding stock options to purchase common stock and warrants for common stock in the calculation of diluted consolidated net income (loss) per share if such securities were dilutive for the period presented. The total number of shares excluded from the calculations of historical diluted consolidated net income (loss) per share was 16.6 million and 23.3 million for the three months ended October 31, 2002 and 2001, respectively. The total number of shares excluded from the calculations of historical diluted consolidated net income (loss) per share was 21.3 million and 24.9 million for the nine months ended October 31, 2002 and 2001, respectively.

NOTE 5.    GAIN ON SALE OF ASSETS AND LIABILITIES RELATED TO MANAGED SERVICES BUSINESS

On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The following is a reconciliation of the gain for the sale of assets and liabilities:

Gain on sale of assets and liabilities related to Managed Services Business:
Proceeds		$63,500
Accounts receivable	$(10,265)
Other current assets	(1,655)
Property and equipment	(19,590)
Other assets	(55)
Accounts payable	2,602
Accrued liabilities	5,668
Deferred revenue	11,165
Capital leases	1,905	(10,225)

Deferred gain		(333)
Transaction costs		(2,282)
Taxes		(1,500)

Net gain		$49,160

In addition to the amounts above, the Company also transferred to EDS the liabilities of the Managed Services Business incurred subsequent to August 15, 2002.

As part of the purchase price, the Company granted EDS a license to use its Opsware IT automation software to service the Managed Services Business customers that were transferred to EDS, and agreed to provide certain maintenance obligations with respect to the license. The license and maintenance agreements are coterminous with the Managed Services Business customer contracts transferred to EDS. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS of which $55,000 was recognized during the three months ended October 31, 2002. The remaining balance will be amortized through January 15, 2004, using the straight-line method. The Company retained title to all of its proprietary Opsware IT automation software.

In addition, the Company issued a $4.0 million letter of credit in favor of EDS to cover any post-closing liabilities related to the net asset adjustment test contained in the asset purchase agreement with EDS. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement and released the letter of credit. As a result, the letter of credit will be reclassified on the balance sheet from restricted cash to cash and cash equivalents in the period ending January 31, 2003.

In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, contemporaneous with execution of the asset purchase agreement, the Company executed a license agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to license the Company’s Opsware IT automation software. Under the Opsware license agreement, EDS will pay the Company (subject to the Company developing specified features and functions) a minimum license fee of $52.0 million in the aggregate over a term of three years. Additionally, the license agreement includes restrictions on the Company’s ability to enter into certain licensing arrangements with certain competitors of EDS for a limited period of time and enables EDS to maintain the minimum fees under the license agreement at the then-existing revenue commitment levels in the event the Company provides similar licenses or rights and privileges to certain competitors of EDS. The Company continues to have involvement in the operations of the Managed Services Business through the licensing of its Opsware IT automation software. In accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has accounted for the sale of assets and liabilities related to the Managed Services Business as a gain through operations.

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by it under that agreement, subject to certain limitations. If EDS makes a claim for indemnification or a claim that was not addressed in connection with the finalization of the post closing review and net asset adjustment test, the Company may be required to expend significant cash resources in defense and settlement of the claim.

NOTE 6.    RESTRUCTURING COSTS

In May 2001, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended July 31, 2001. Of this amount, $0.5 million was recovered through the sale of assets and liabilities related to the Managed Services Business.

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at October 31, 2002
Workforce reduction	$5.4	$(3.0)	$(2.4)	$0.0
Consolidation of excess facilities	20.6	—	(12.0)	8.6
Disposal of property plant and equipment	4.2	(0.5)	(3.7)	0.0

Total	$30.2	$(3.5)	$(18.1)	$8.6

In September 2001, the Company announced an organizational realignment to increase the operational effectiveness and reduce costs. This organizational realignment included hiring in some key areas and the elimination of some positions. As a result of the organizational realignment, the Company recorded a reorganization charge of $1.3 million, which was classified as operating expenses in the quarter ended October 31, 2001. As of October 31, 2002, the Company had made all cash payments related to the September 2001 reorganization.

In June 2002, the Company announced a restructuring program, which included a worldwide workforce reduction and a provision for excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as operating expenses in the quarter ended July 31, 2002.

A summary of the June 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at October 31, 2002
Workforce reduction	$3.8	$(0.1)	$(3.4)	$0.3
Disposal of property and equipment	3.2	(3.2)	—	—

Total	$7.0	$(3.3)	$(3.4)	$0.3

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program included a consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at October 31, 2002
Consolidation of excess facilities	$12.1	$—	$(2.3)	$9.8
Disposal of property and equipment	1.2	(1.2)	—	—

Total	$13.3	$(1.2)	$(2.3)	$9.8

NOTE 7.    RETIREMENT OF SENIOR DISCOUNT NOTES

On June 14, 2002, the Company repurchased its 13% Senior Discount Notes due 2005 for $42.0 million of cash and the issuance of 2,046,385 shares, representing $3.0 million worth of the Company’s common stock. As a result, an extraordinary gain of $8.7 million was recognized during the nine months ended October 31, 2002. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in consideration.

NOTE 8.    CONTINGENCIES

The Company is currently defending a consolidated securities class action lawsuit related to its initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in the prospectus. These lawsuits were brought as a class action on behalf of all purchasers of the Company’s common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. These lawsuits have been consolidated in the Northern District of California. The Company strongly denies these allegations and will defend itself vigorously. However, the outcome of litigation is inherently uncertain, and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company has breached its Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. As a result, the Company has reclassified Qwest related deferred revenue to accrued liabilities. The Company believes that it has not breached any of the agreements. The Company will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that the Company will not be materially affected. In addition, the Company anticipates that it will incur ongoing expenses in connection with this arbitration.

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

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that the Company gives to our customers or resellers should be accounted for as a reduction of revenue unless the Company receives a benefit that is identifiable and that can be reasonably estimated. The Company adopted this new release as of February 1, 2002.

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted SFAS 146 as of July 1, 2002.

NOTE 10.    STOCK COMPENSATION

The Company recorded deferred stock compensation prior to the initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Stock-based compensation was a benefit of $(18.3) million and $(12.3) million for the three and nine months ended October 31, 2002. The benefit for the three and nine months ended October 31, 2002 was due to the Company reversing $4.5 million and $19.9 million of stock-based compensation expense related to employees terminated in the quarters ended July 31, 2002 and October 31, 2002, respectively, and reflected the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method.

NOTE 11.    SUBSEQUENT EVENTS

On November 1, 2002, the Company paid the remaining lease obligations of $8.0 million for a vacated facility included in the May 2001 and August 2002 restructurings. The payment of $8.0 million is included in the restructuring accrual balance as of October 31, 2002. The payment represents the total lease obligations through the end of the lease term.

On November 18, 2002, the Company’s Board of Directors approved the repurchase of up to $5.0 million worth of the Company’s common stock pursuant to the requirements of Rule 10b-18 of the Securities and Exchange Act of 1934. To date, no shares have been repurchased under the program consistent with the requirements of the Company’s blackout period. Pursuant to the repurchase program, the Company is required to obtain Board approval prior to exceeding certain cash expenditure levels. The term of the repurchase program expires on December 31, 2005.

On November 26, 2002, the Company entered into a settlement agreement with Frontera Corporation relating to a lawsuit brought by Frontera on July 16, 2002 in the Superior Court of California, County of Santa Clara, claiming that the Company failed to comply with its obligations under the Agreement and Plan of Merger and Reorganization with Frontera and seeking to compel the Company to consummate the acquisition, or in the alternative, pay damages. The settlement agreement resulted in a full and final settlement and dismissal of all litigation brought by Frontera and a release and termination of the obligations of both parties under the merger agreement. Pursuant to the settlement agreement, the Company will not be required to issue any of its shares of common stock to Frontera.

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K filed on May 1, 2002, as amended on June 20, 2002 and November 25, 2002, with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Overview

Prior to August 15, 2002, we primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. We refer to this business as our Managed Services Business. Our Managed Services Business used our proprietary Opsware IT automation software, which automates formerly manual tasks, such as provisioning and other aspects of managing a customer’s Internet operations, to allow customers to outsource the deployment, configuration, hosting, management and support of their Internet applications and web sites in a cost-effective and highly flexible manner.

In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash. In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, contemporaneous with execution of the asset purchase agreement, we executed a license agreement with EDS pursuant to which we granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to license our Opsware IT automation software. Under the Opsware license agreement, EDS will pay us (subject to our developing specified features and functions) a minimum license fee of $52.0 million in the aggregate over a term of three years. As a result, we expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. Additionally, the license agreement includes restrictions on our ability to enter into certain licensing arrangements with certain competitors of EDS for a limited period of time and enables EDS to maintain the minimum fees under the license agreement at the then-existing revenue commitment levels in the event we assign Opsware rights and obligations thereunder to certain competitors of EDS.

We currently develop and sell our Opsware IT automation software to enterprises, government agencies and service providers looking to reduce costs and increase IT efficiencies. We refer to this business as our Software Business. Our Opsware software automates key aspects of the IT lifecycle including provisioning, deploying, changing, scaling, securing, recovering, consolidating and auditing servers and infrastructure software. Our Opsware software uniquely combines process automation with built in operations knowledge of software products. We do not expect to report significant revenue related to the Software Business for the remainder of the fiscal year.

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

In May 2001, we announced a restructuring program to improve utilization of our existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses. Of this amount, $0.5 million was recovered through the sale of assets and liabilities related to the Managed Services Business.

In September 2001, we announced an organizational realignment intended to increase operational effectiveness and reduce costs. This organizational realignment included hiring in some key areas and the elimination of some positions. As a result of the realignment program, we recorded reorganization costs of $1.3 million classified as operating expenses.

In June 2002, we announced a restructuring program, which included a worldwide workforce reduction and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $7.0 million classified as operating expenses.

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program included a consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result, we recorded restructuring costs of $13.3 million classified as operating expenses.

        Diluted net income (loss) per share applicable to common stockholders for the three month period ended October 31, 2002 which was reported as $0.67 per share in our earnings press release dated December 10, 2002 has been updated to $0.65 per share due to a change in the number of shares outstanding based upon the use of the treasury stock method.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, sale of our senior discount notes, our initial public offering, the sale of our Managed Services Business and, to a lesser extent, operating equipment lease financing, customer revenue and capital equipment lease financing. As of October 31, 2002, we had $84.2 million in cash and cash equivalents and temporarily restricted cash. On November 1, 2002, we paid the remaining lease obligation of $8.0 million for a vacated facility that will reduce the contractual obligations described below. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash used in operating activities was $48.9 million for the nine months ended October 31, 2002 and $89.6 million for the nine months ended October 31, 2001. Net cash used in operating activities for the nine months ended October 31, 2002 was primarily the result of a net loss before extraordinary items, the gain on the sale to EDS of the Managed Services Business, the reversal of stock based compensation, the decrease in deferred revenue, partially offset by depreciation and amortization, the accretion on notes payable and the loss on disposal of property and equipment and decreases in prepaid and other current assets, accounts payable, other accrued liabilities, and accrued restructuring costs after considering the assets and liabilities transferred in connection with the sale of the Managed Services Business. Net cash used in operating activities for the nine months ended October 31, 2001 was primarily the result of a net loss, partially offset by non-cash stock compensation expense and depreciation and amortization and a decrease in prepaid expenses, other assets and other current assets and an increase in the restructuring accrual.

Net cash provided by investing activities was $74.2 million for the nine months ended October 31, 2002 and $1.1 million for the nine months ended October 31, 2001. Net cash provided by investing activities for the nine months ended October 31, 2002 consisted of maturities and sales of short-term investments, reduction in restricted cash and the sale of assets and liabilities related to our Managed Services Business, partially offset by investments in capital equipment. Net cash provided by investing activities for the nine months ended October 31, 2001 consisted primarily of maturities and sales of short-term investments partially offset by investments in capital equipment.

Net cash used in financing activities was $40.4 million for the nine months ended October 31, 2002. Net cash provided by financing activities was $161.1 million for the nine months ended October 31, 2001. Net cash used in financing activities in the nine months ended October 31, 2002 was primarily attributable to the retirement of the senior discount notes and principal payments on capital leases, partially offset by proceeds from the exercise of stock options and the payments received from stockholder notes receivables. Net cash provided by financing activities in the nine months ended October 31, 2001 was primarily attributable to net proceeds from the sale of common stock in the initial public offering and, to a lesser extent, sale of common stock to Compaq.

As of October 31, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. The following summarizes our contractual obligations at October 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	Greater than 3 Years
Capital leases	$84	$48	$36	$—
Operating leases, net of subleases	36,863	12,512	12,005	12,346

Total contractual cash obligations	$36,947	$12,560	$12,041	$12,346

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements through January 31, 2004. Nevertheless, we may restructure existing obligations or seek additional capital through private equity, equipment lease facilities, bank financings or arrangements with strategic partners. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, services, products and technologies, we may from time to time evaluate potential acquisitions, which could increase our capital requirements.

Results of Operations

The following discussion of Results of Operations includes the results of our former Managed Services Business and is not indicative of future results in the Software Business.

Net revenue.    Net revenue decreased 82% to $2.6 million during the three months ended October 31, 2002 from $14.3 million during the three months ended October 31, 2001. We did not recognize any software revenue during the three months ended October 31, 2002. Net revenue decreased 6% to $37.6 million during the nine months ended October 31, 2002 from $40.1 million during the nine months ended October 31, 2001. Net revenue for the three and nine months ended October 31, 2002 includes the results of the Managed Services Business through August 15, 2002, the closing of the sale to EDS. The decreases in both the three-month period and the nine-month period resulted primarily from the sale of our Managed Services Business to EDS. For the three months ended October 31, 2002, Consignia and the Office of the E-Envoy each accounted for 11% and 14% of our net revenue, respectively. For the three months ended October 31, 2001, Atriax accounted for 13% of our net revenue. For the nine months ended October 31, 2002, no customer accounted for more than 10% of our net revenue. For the nine months ended October 31, 2001, Nike and Atriax accounted for 11% and 12% of our net revenue, respectively. We do not expect to report a significant amount of revenue in the next fiscal quarter, and as a result we expect to continue to experience losses from operations for the foreseeable future.

Cost of revenue.    Cost of revenue decreased to $3.0 million, or 114% of net revenue, during the three months ended October 31, 2002 from $26.5 million, or 185% of net revenue, during the three months ended October 31, 2001. Cost of revenue decreased to $51.0 million, or 136% of net revenue, during the nine months ended October 31, 2002 from $84.1 million, or 210% of net revenue, during the nine months ended October 31, 2001. Cost of revenue for the three and nine months ended October 31, 2002 includes the results of the Managed Services Business through August 15, 2002, the closing of the sale to EDS. The decreases in both the three-month period and the nine-month period in relation to the comparative periods were primarily the result of our restructuring program in May 2001, our organizational realignment in September 2001, our restructuring program in June 2002, our restructuring program in August 2002 and the sale of our Managed Services Business to EDS on August 15, 2002. These programs included a worldwide workforce reduction, consolidation of the resulting facilities and a provision for excess and obsolete property and equipment. We expect cost of revenue to be significantly lower in absolute dollars in the next fiscal quarter.

Research and development.    Research and development expenses decreased to $2.9 million, or 109% of net revenue, during the three months ended October 31, 2002 from $4.5 million, or 32% of net revenue, during the three months ended October 31, 2001. Research and development expenses decreased to $10.1 million, or 27% of net revenue, during the nine months ended October 31, 2002 from $17.2 million, or 43% of net revenue, during the nine months ended October 31, 2001. Research and development expenses for the three and nine months ended October 31, 2002 include the results of the Managed Services Business through August 15, 2002, the closing of the sale to EDS. The decreases in both the three-month period and the nine-month period in relation to the comparative periods were primarily the result of reduced headcount and facility costs resulting from our restructuring program in May 2001, our organizational realignment in September 2001, our restructuring program in June 2002, our restructuring program in August 2002 and the sale of our Managed Services Business to EDS on August 15, 2002. We expect research and development expenses to be approximately the same in absolute dollars in the next fiscal quarter.

Sales and marketing.    Sales and marketing expenses decreased to $2.4 million, or 90% of net revenue, during the three months ended October 31, 2002 from $8.7 million, or 61% of net revenue, during the three months ended October 31, 2001. Sales and marketing expenses decreased to $15.2 million, or 40% of net revenue, during the nine months ended October 31, 2002 from $32.2 million, or 80% of net revenue, during the nine months ended October 31, 2001. Sales and marketing expenses for the three and nine months ended October 31, 2002 include the results of the Managed Services Business through August 15, 2002, the closing of the sale to EDS. The decreases in both the three-month period and the nine-month period in relation to the comparative periods were primarily the result of reduced headcount and facility costs resulting from our restructuring program in May 2001, our organizational realignment in September 2001, our restructuring program in June 2002, our restructuring program in August 2002 and the sale of our Managed Services Business to EDS. We expect sales and marketing expenses to increase in absolute dollars in the next fiscal quarter.

        General and administrative.    General and administrative expenses decreased to $2.4 million, or 93% of net revenue, during the three months ended October 31, 2002 from $4.7 million, or 33% of net revenue, during the three months ended October 31, 2001. General and administrative expenses decreased to $9.6 million, or 26% of net revenue, during the nine months ended October 31, 2002 from $15.0 million, or 38% of net revenue, during the nine months ended October 31, 2001. General and administrative expenses for the three and nine months ended October 31, 2002 include the results of the Managed Services Business through August 15, 2002, the closing of the sale to EDS. The decreases in both the three-month period and the nine-month period in relation to the comparative periods were primarily the result of reduced headcount and facility costs resulting from our restructuring program in May 2001, our organizational realignment in September 2001, our restructuring program in June 2002, our restructuring program in August 2002 and the sale of our Managed Services Business to EDS. We expect general and administrative expenses to be lower in absolute dollars in the next fiscal quarter.

Restructuring costs.    We recorded restructuring costs of $13.3 million during the three months ended October 31, 2002. These costs were related to a restructuring program executed in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program included a consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. We also recorded restructuring costs of $7.0 million, during the three months ended July 31, 2002. These costs were related to a restructuring program executed in connection with the closing of our Managed Services Business to EDS, which included a workforce reduction and a provision for excess and obsolete property and equipment. We also recorded restructuring costs of $30.2 million during the three months ended July 31, 2001. These costs were related to a restructuring program executed in May 2001, which included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. Of the charge taken in May 2001, $0.5 million was recovered through the sale of assets and liabilities related to the Managed Services Business. In light of the consummation of our transaction with EDS, we do not expect to record a restructuring expense in the next fiscal quarter.

Stock-based compensation.    We recorded deferred stock compensation expense in connection with our initial public offering related to our grants of stock purchase rights and options with exercise prices below the deemed fair value of our common stock. Stock-based compensation was a benefit of $(18.3) million during the three months ended October 31, 2002 compared to an expense of $8.2 million, during the three months ended October 31, 2001. Stock-based compensation was a benefit of $(12.3) million during the nine months ended October 31, 2002 compared to an expense of $35.4 million during the nine months ended October 31, 2001. The benefit for the three and nine months ended October 31, 2002 was due to the reversal of $4.5 million and $19.9 million of stock-based compensation expense related to the termination of employees in the quarters ended July 31, 2002 and October 31, 2002, respectively, and reflected the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method. We expect to incur stock based compensation expense in the next fiscal quarter.

We had 14.8 million stock options outstanding as of October 31, 2002. Under Statement of Financial Accounting Standard No. 123 (SFAS 123), if we had elected to expense stock options granted to employees and directors to purchase the Company’s common stock, we would have recorded an additional expense of $8.9 million for the nine months ended October 31, 2002 and our basic and diluted net income (loss) per share would have been $(0.10) versus $0.03 as reported for the nine months ended October 31, 2002. The fair value of the stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model.

Gain on disposal of assets.    On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $0.05 million of other assets, and $21.3 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, we incurred taxes and transaction costs of $4.1 million. We recognized a gain on the sale of assets and assumption of liabilities in the amount of $49.2 million.

Interest and other income (expense), net.    Interest and other income (expense), net, was $2.3 million during the three months ended October 31, 2002 and $(1.0) million during the three months ended October 31, 2001. Interest and other income (expense), net, was $(0.2) million during the nine months ended October 31, 2002 and $(1.8) million during the nine months ended October 31, 2001. The increase in interest and other income (expense) was due to proceeds received from a settlement in connection with an early termination of a sublease and a settlement in connection with an early contract termination for our managed services, offset by interest expense related to the senior discounts notes in addition to a decrease in interest income due to a decline in our cash and cash equivalents and short-term investments.

Extraordinary item.    We recorded a gain from retirement of senior discount notes of $8.7 million during the nine months ended October 31, 2002. This gain was a result of the difference between the value of the cash and common stock issued compared to the carrying amount of the notes on the balance sheet at the time of retirement of the notes.

Provision for income taxes.    We have incurred losses from operations in all periods presented, and as such, no provision for income taxes on operations has been recorded. In the quarter ended October 31, 2002, we recorded a gain on the sale of the assets and liabilities related to the Managed Services Business of approximately $49.2 million. This gain has been recorded net of taxes of approximately $1.5 million which relate primarily to foreign income taxes.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, our most critical accounting policies include those relating to revenue recognition, allowance for doubtful accounts, property and equipment depreciation lives, impairment of long-lived assets, restructuring costs and contingencies Below, we discuss these policies further, as well as the estimates and judgments involved.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Prior to August 15, 2002, we generated revenue in our Managed Services Business through the sale of managed Internet services. These services incorporated the hardware, software, storage and networking infrastructure and the provisioning, maintenance and scaling expertise required to support Internet operations. We recognized revenue ratably over the managed services contract period as services were fulfilled, provided we had evidence of an agreement, the price of the services was fixed or determinable, all contracted services were delivered and payment was reasonably assured. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, we provided certain guarantees regarding scheduled uptime to our customers on a monthly basis.

We reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to our accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. If our original estimate of the cause or length of downtime was less than the actual results, revenue could be negatively impacted in subsequent periods. In addition to the service credits, we occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant in the past. Our processes for estimating these types of credits included analyzing our historical experiences with such credits and comparing them to events that occurred in the then-current month.

In connection with the Software Business, we generate revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Following the sale of the Managed Services Business, we expect the sale of software licenses to be the primary component of our revenue. We did not recognize any software revenue during the three months ended October 31, 2002.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. We recognize license revenue using the residual method. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer assuming no significant obligations remain. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Services revenue is comprised of revenue from consulting fees, maintenance agreements, and training. Arrangements that include services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, license and service revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue related to the license is recorded upon delivery and the revenue related to the fair value of the services is recognized as the services are performed. In accordance with paragraph 10 of Statement of Position 97-2, “Software Revenue Recognition”, vendor specific objective evidence of fair value is determined by reference to the price the customer will be requested to pay when services are sold separately.

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

Impairment of Long-Lived Assets.    We continually review the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. According to our accounting policy, we compare the estimated future net cash flows to be generated from our customers to the carrying value of the long-lived assets We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated future net cash flow.

Restructuring Costs.    During 2001 and 2002, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation. We are attempting to sublet non-cancelable leased facilities that we have vacated. If the length of time before we find tenants for these facilities or the market rental rates differ significantly from our estimates, our actual costs will differ from the charge that was initially recorded. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts.

Contingencies.    We are subject to proceedings, lawsuits and other claims related to our business, acquisitions and other matters. We assess the likelihood of any potentially adverse judgments or outcomes to these matters as well as potential ranges of probable loss. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. We may change the required reserves in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. These lawsuits have been consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously. However, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we had breached our Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement with Qwest. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. As a result, we have reclassified Qwest related deferred revenue to accrued liabilities. We believe that we have not breached any of the agreements. We will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

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

As a result of the sale of our Managed Services Business to EDS, our business model has shifted from providing managed Internet services to primarily licensing our Opsware IT automation software. Due to our limited experience operating our Software Business, we have limited ability to forecast future demand for our products and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of support for our products and support our products in volume;

•	develop new product offerings and extend the functionality of our existing technology;

•	extend and develop our Opsware technology to support a wide range of hardware and software to meet the needs of a large range of customers;

•	develop an effective direct sales channel to sell our Opsware technology;

•	develop additional strategic partnerships to facilitate our ability to market and sell our Opsware technology;

•	develop modules that permit our Opsware technology to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the timing of signing and deployment of contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the timing of satisfaction of the software revenue recognition criteria;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

We expect that a majority of our software revenue in any quarter will depend on orders booked and shipped in the last month, weeks or days of that quarter. If an order does not occur, our revenue in that quarter could be substantially reduced. Our current and future levels of operating expenses and capital expenditures are based to an extent on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline. In addition, the results of our Managed Services Business are not indicative of future results in the Software Business.

Our operating results will be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our Software Business.

Contemporaneous with the execution of the asset purchase agreement with EDS, we entered into a $52.0 million Opsware license agreement with EDS. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. We are obligated to develop specified features and functionality under our Opsware license agreement with EDS. If the health of our relationship with EDS were to deteriorate or if we are unable to deliver the specified features and functionality, our business and results of operations would be adversely affected.

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

We must satisfy the criteria of revenue recognition in order to recognize the cash received from EDS under the license agreement as revenue.

In order to recognize the cash received from EDS under our license agreement with them as revenue, we must demonstrate that the license arrangement satisfies the criteria of revenue recognition including that a persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. We currently believe that we should be able to recognize the license fees as subscription-based revenue if we meet the criteria of revenue recognition. However, if, after final consideration, we determine that these license fees are not revenue, the license fees would be recognized as other income.

The asset purchase agreement we entered into with EDS in connection with the sale of our Managed Services Business will expose us to contingent liabilities.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement, subject to certain limitations. If EDS makes a claim for indemnification or a claim that was not addressed in connection with the finalization of the post closing review and net asset adjustment test, we may be required to expend significant cash resources in defense and settlement of the claim.

As we redeploy our assets, we may continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We will be required to spend significant funds to continue developing our software products and refocus our operations, research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow and have not achieved operating profitability. As of October 31, 2002, we had an accumulated deficit of $447.6 million, which includes approximately $177.3 million related to non-cash deferred stock compensation. We expect to continue to experience operating losses for the foreseeable future.

To achieve operating profitability, we will need to establish a customer base for our software. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect, our operating results will suffer. Consequently, it is possible that we will not achieve profitability. Even if we do achieve profitability in any one quarter, we may not sustain or increase profitability on a quarterly or annual basis in the future.

In addition, any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. These restructuring charges could also result from future business combinations. Restructuring charges, individually or in aggregate, could create losses in future periods.

If we do not develop our direct sales organization we will have difficulty acquiring and retaining customers.

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

Our ability to sell our products will be impaired if we fail to develop our distribution channels. We intend to establish multiple indirect marketing channels to increase the number of customers licensing our products. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products will be negatively affected.

If we do not develop and maintain productive relationships with systems integrators, our ability to generate sales leads and increase our revenue sources will be limited.

We intend to develop and rely on additional relationships with a number of computing and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to the implementation and support of our products, as well as to help generate sales leads and assist in the sales process. Many such firms have similar, and often more established, relationships with our competitors. These systems integrators may not be able to provide the level and quality of service required to meet the needs of our customers. If we are unable to develop and maintain effective relationships with systems integrators, or if they fail to meet the needs of our customers, our business could be adversely affected.

The market for our services is competitive and we may not have the resources required to compete effectively.

The market for our automation technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and more established relationships in the industry than we have. As a result, many of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small privately held companies.

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

Our success depends in large part on our proprietary technology. We have a number of pending patent applications, and we currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

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

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Intellectual property litigation or claims could force us to do one or more of the following:

•	engage in costly litigation and pay substantial damages;

•	stop licensing technologies that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

•	redesign our technology and products, if feasible.

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

The market for our IT automation software is characterized by rapid technological change, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new products and upgrades could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware and software products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers’ hardware and software configurations. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, fail to introduce new products and upgrades or fail to fully develop our new product offerings, our technology may not achieve widespread acceptance and could become obsolete, which would significantly harm our business.

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

The market for our IT automation software is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase automation software from a third-party provider due to concerns about security, reliability, cost or system compatibility. It is possible that our products may never achieve broad market acceptance. In addition, we have not yet sold or deployed our software on the scale that is anticipated in the future. We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the information technology automation software market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

In addition, implementation of our products may be difficult, costly and time consuming. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, we may be unable or choose not to bill our customers for the time and expenses incurred in connection with these implementation issues, which would adversely affect our operating results. As part of the implementation, our products must integrate with many of our customers’ existing computer systems and software programs, which can also be time consuming and expensive and could lead to customer dissatisfaction and increased expenses.

Sales efforts involving large enterprises involve lengthy sales and deployment cycles, which may cause our financial results to suffer.

We intend to focus our sales efforts on enterprise businesses and government agencies. Sales to large enterprises generally have a long sales cycle and the length of this sales cycle has increased in response to current economic conditions. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

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

As part of our normal operations in connection with the development and delivery of our software, we license software from third-party commercial vendors. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our software until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenue. Further, to the extent that we incorporate these products into our software and the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

Defects in our products or claims asserted against us could result in decreases in customers and revenue, unexpected expenses and loss of competitive market share.

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products that also contain complex software. If our software does not meet performance requirements, our customer relationships will suffer. Complex software often contains errors and is susceptible to computer viruses. Any failure or poor performance of our software or the third party software with which it is integrated could result in:

•	delayed market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation; and

•	liability claims.

Our agreements with EDS contain provisions designed to limit our exposure to potential product liability claims. For example, these agreements provide that we shall not be liable for indirect or consequential damages caused by the failure of our products. We expect to include similar liability limitations in our customer contracts generally. However, these provisions may not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions or similar limitations of liability as unenforceable. If any claim is made against us, we may be required to expend significant cash resources in defense and settlement of the claim.

We may require additional capital to fund our operations, and we may be unable to obtain additional financing.

If our licensing revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may not be fully-funded through cash flow breakeven and may require additional debt or equity financing. If existing or potential customers perceive that we are not fully-funded or that our cash balances are otherwise inadequate to support our operations through at least January 31, 2004, they may choose not to continue licensing our software. If we need to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all.

Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders’ equity interests. Any debt financing we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities. If we are unable to obtain additional financing on acceptable terms or at all, our business and financial results may suffer.

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

If we are unable to retain our executive officers and key technical personnel, we may not be able to successfully manage our business or achieve our objectives.

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key technical employees, in particular, Marc L. Andreessen, our Chairman, Benjamin A. Horowitz, our President and Chief Executive Officer, or Timothy A. Howes, our Chief Technical Officer and Executive Vice President of Development, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our business will suffer if we are unable to retain our highly qualified employees.

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. We completed several restructuring programs which resulted in significant workforce reductions. As a result, employee morale may have been adversely affected, and it may be more difficult to retain our highly qualified employees or recruit new employees. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. If our customer base and revenue grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We may face significant challenges in retaining our employees if the value of our stock declines. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to our stockholders. A large number of our employees hold options at higher exercise prices than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options or restricted stock, issue new options or grant additional shares of stock to motivate and retain our employees. To the extent we issue additional options or shares of restricted stock, existing stockholders will be diluted. Furthermore, potential changes in practices regarding accounting for stock plans could result in significant accounting charges, which could raise our costs and impair our ability to use stock options for compensation purposes.

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

Failure to comply with Nasdaq’s listing standards could result in our delisting from the Nasdaq National Market.

We are currently in compliance with Nasdaq’s listing maintenance standards. However, we cannot assure you that we will continue to maintain compliance. Under Nasdaq’s listing maintenance standards, if the closing bid price of a company’s common stock remains under $1.00 per share for thirty consecutive trading days, Nasdaq will issue a deficiency notice to that company. If the closing bid price does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the following ninety calendar days, Nasdaq may delist that company’s common stock from trading on the Nasdaq National Market. In the event that we were to fall out of compliance, we may decide to take various measures, including effecting a reverse split of our common stock, repurchasing some portion of our outstanding common stock or moving our stock listing to the Nasdaq Small Cap Market. Even if we undertake any of these actions, we cannot be certain that any of these measures will enable us to avoid delisting. In addition, the delisting of our common stock may adversely affect our ability to generate new sales of our software product and may cause existing customers and vendors to question our viability.

If our common stock were delisted from the Nasdaq National Market, the ability of our stockholders to sell any of our common stock could be severely limited. As a result, the value of our common stock would likely decline.

We are a defendant in a securities class action lawsuit and subject to a demand for arbitration brought by Qwest Communications Corporation, both of which could harm our business whether or not determined adversely.

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. These lawsuits have been consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously. However, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. As a result, we have reclassified Qwest related deferred revenue to accrued liabilities. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

In the future, we may be subject to other lawsuits. Any litigation, even if not successful, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

As of November 30, 2002, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 42.7% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of November 30, 2002, we have 78,867,001 shares of common stock outstanding. In connection with the repurchase of our senior discount notes, we issued 2,046,385 shares of our common stock to Morgan Stanley & Co. Incorporated and registered those shares for resale with the Securities and Exchange Commission. The subsequent sales of these shares could depress our stock price. Approximately 15.0 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

Recent unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led to reduced IT spending. If these conditions worsen, demand for our products may be reduced as a result of even further reduced spending on IT products such as ours.

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

ITEM 4.     DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are currently defending a consolidated securities class action lawsuit related to our initial public offering. Beginning in August 2001, multiple lawsuits were filed in the U.S. District Courts for the Southern District of New York and the Northern District of California, claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. These lawsuits were brought as a class action on behalf of all purchasers of our common stock from March 8, 2001 to May 1, 2001 and seek damages in unspecified amounts. These lawsuits have been consolidated in the Northern District of California. We strongly deny these allegations and will defend ourselves vigorously. However, the outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing litigation expenses in connection with this consolidated lawsuit.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. As a result, we have reclassified Qwest related deferred revenue to accrued liabilities. We believe that we have not breached any of the agreements. We will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected

On November 26, 2002, we entered into a settlement agreement with Frontera Corporation relating to a lawsuit brought by Frontera on July 16, 2002 in the Superior Court of California, County of Santa Clara, claiming that we failed to comply with our obligations under the Agreement and Plan of Merger and Reorganization with Frontera and seeking to compel us to consummate the acquisition, or in the alternative, pay damages. The settlement agreement resulted in a full and final settlement and dismissal of all litigation brought by Frontera and a release and termination of the obligations of both parties under the merger agreement. Pursuant to the settlement agreement, the Company will not be required to issue any of our shares of common stock to Frontera.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 9, 2002, we held a special meeting of stockholders in Sunnyvale, California to approve the sale of our Managed Services Business to EDS and to approve the change of our name to Opsware Inc. Of the 78,184,595 shares outstanding as of the record date, holders of 62,341,932 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

    1.           To approve the sale of our Managed Services Business to EDS.

Votes for:	42,776,258
Votes against:	172,371
Abstained:	54,558
Broker non-votes:	19,338,745

    2.            To approve an amendment to our amended and restated certificate of incorporation changing our name to
                   Opsware Inc.

Votes for:	62,001,074
Votes against:	300,894
Abstained:	39,964
Broker non-votes:	0

ITEM 5.     OTHER INFORMATION

In December 2002, our Audit Committee considered whether any reasonably anticipated non-audit services to be rendered by Ernst & Young LLP during the remainder of the 2003 fiscal year and during the course of the 2004 fiscal year are compatible with maintaining Ernst & Young LLP’s independence as auditors of our consolidated financial statements, and has approved the following non-audit services anticipated to be performed by Ernst & Young LLP: quarterly reviews of our financial statements; and domestic and international tax compliance and tax consulting services. The Audit Committee believes that performance of these services will not impair Ernst & Young LLP’s independence.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits

Exhibit Number	Description
10.1	Amended and Restated 2000 Incentive Stock Plan

(b)    Reports on Form 8-K.

On August 2, 2002, we filed a report on Form 8-K announcing that on July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we breached our Amended and Restated Ethernet Collocation Internet Access Service Agreement, Amended and Restated Reseller Agreement and Confidentiality Agreement, and seeking monetary damages, title to certain items of equipment and declaratory relief.

On August 22, 2002, we filed a report on Form 8-K reporting our results for the second quarter ended July 31, 2002 and announcing that Roderick M. Sherwood III, our Executive Vice President and Chief Financial Officer, would be leaving the company for personal reasons.

On August 29, 2002, we filed a report on Form 8-K announcing that we completed that sale of our Managed Services Business to EDS and that we changed our name to Opsware, Inc and our Nasdaq ticker symbol to OPSW.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC

/s/ Sharlene P. Abrams
Sharlene P. Abrams Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated:    December 16, 2002

OFFICER CERTIFICATION

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Benjamin A. Horowitz
Benjamin A. Horowitz President and Chief Executive Officer

Dated:    December 16, 2002

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Sharlene P. Abrams

Sharlene P. Abrams Chief Financial Officer

Dated:    December 16, 2002