Form 10-K
period 2003-01-31
OPSWARE INC
filed 2003-05-01
CIK 1100813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ National Market of the registrant’s Common Stock on July 31, 2002, the last day of the registrant’s most recently completed fiscal quarter, was approximately $49.7 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2003, 78,796,376 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders, tentatively scheduled for June 24, 2003.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, revenue generated from the sale of our Opsware software, cost of revenue, operating expenses, loss for the fiscal year for both income tax and financial statement purposes, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and negative cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectation with respect to our obligations to indemnify EDS, our expectations regarding ongoing development of our Opsware software and other technical capabilities, and potential expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report on Form 10-K.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not necessarily update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

The consolidated financial statements and related information contained in this Annual Report on Form 10-K reflect our results as they existed for the fiscal year ended January 31, 2003. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the financial information for the fiscal year ended January 31, 2003 and other periods presented is not related to our Software Business and is not indicative of future results from our Software Business.

PART I

ITEM 1.     BUSINESS

Overview

We are a provider of data center automation software for enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. In this annual report, we refer to this business as our Software Business. Our software, which we refer to as the Opsware System, automates key server and software operations in data centers, including provisioning, changing, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. The Opsware System works across geographically disparate locations and heterogeneous data center environments. By using the Opsware System, our customers can more quickly deploy new servers and applications, speed operations to respond quickly to changing business needs, and increase the efficiency of their data center operations. The Opsware System enables our customers to reduce the number of IT staff required to operate the data center, better utilize server and software assets, increase IT efficiencies and achieve higher service quality.

Demand for our software products is driven by, among other things, the migration from client server based architectures to web based architectures and the emergence of the Linux operating system running on Intel based hardware, the existence of complex and heterogeneous server environments and applications, the need to protect systems from security vulnerabilities and the need to quickly and more cost-effectively deploy servers and applications, manage frequent changes and ensure application reliability. These challenges require in-house IT expertise across a broad range of technologies and a sizable IT staff, including a host of technical specialists. It is often difficult, time consuming and costly to hire and retain these experts. Even if businesses can effectively hire and retain these experts, using this talent to maintain a business’ IT infrastructure is inefficient as it diverts these resources from enhancing a business’ core competencies.

As a result, businesses are increasingly seeking technologies that can automate operations and increase IT efficiency to provide continuous operation of their IT infrastructure and reduce operating expenses. The Opsware System is designed to effectively manage the increasing complexity of IT operations, by offering a reliable, secure, scalable and cost-effective software solution that allows our customers to focus on their core competencies and achieve greater functionality and flexibility than they could otherwise attain in the absence of such technology.

Key Developments in Fiscal 2003.    Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. In this annual report, we refer to this business as our Managed Services Business. We used our proprietary Opsware automation technology in the Managed Services Business, and have since developed this technology into our Opsware System software. In August 2002, we sold our Managed Services Business to Electronic Data Systems, or EDS, for a total purchase price of $63.5 million in cash. In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, contemporaneous with execution of the asset purchase agreement, we executed separate license and maintenance agreements with EDS pursuant to which we granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to use our Opsware software. Under the Opsware license and maintenance agreement, EDS will pay us (subject to our developing specified features and functions) a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. Subsequent to the fiscal year ended January 31, 2003, we delivered and received acceptance of all of the specified features and functions owing to EDS. We believe we have sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). We further believe that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Accordingly, we will recognize the fees from EDS as license revenue over the remaining term of the license, beginning in the three month period ended April 30, 2003. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future.

On June 14, 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of our common stock, representing $3.0 million worth of our common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

Products and Services

The Opsware System automates key server and software operations in data centers, including provisioning, changing, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications across geographically disparate locations and heterogeneous data center environments. Opsware System 3.6, released in February 2003, is our most recent release of the Opsware System.

Some of the key capabilities and benefits of the Opsware System include the following:

•	Deployment Automation. The Opsware System automates business critical IT services, such as the provisioning of operating systems and applications, and is designed to increase efficiencies and reduce the number of IT staff required to perform these operations.

•	Change Automation. The Opsware System automates the tasks associated with managing systems and application-level changes for deployed servers to increase the success rate and reduce the costs associated with environment changes.

•	Disaster Recovery. The Opsware Systems facilitates rapid disaster recovery by automatically maintaining an up-to-date configuration database for all managed servers and by using the information contained in this database to rapidly rebuild servers and applications in the event of a disaster. This enables IT organizations to speed disaster recovery plans by allowing them to quickly recover the underlying server and application infrastructure.

•	Knowledge Encapsulation. The Opsware System provides built-in domain knowledge across a variety of operating systems and applications including, for example, best practice installation and configuration information. This reduces the need for IT organizations to hire and retain individual experts for each of the variety of technologies supported in their environment.

•	Change Simulation and Modeling. The Opsware System utilizes its underlying configuration database to enable users to simulate operational changes prior to propagating changes into the live operational environment. Modeling change prior to execution helps ensure more accurate and reliable operations by alerting users to potential technical vulnerabilities before they erroneously introduce them to a live production environment.

•	Security. The Opsware System not only permits users to identify potentially vulnerable servers, using its configuration database, but it also enables the rapid distribution and execution of required patches to managed servers. This enables IT organizations to protect servers against external vulnerabilities and maintain appropriate security patch levels.

The Opsware System is comprised of two primary layers, the Automation Platform and Automation Subsystems. Users access and interact with the Opsware System through the Opsware Command Center, a secure web-based console.

Automation Platform

The Opsware System’s Automation Platform controls and automates operations in single locations and across geographically disparate application environments. The Automation Platform provides the operations knowledge for a variety of operating systems and software applications and utilizes this knowledge to model and test the impact of proposed operations on production servers and applications before these operations are actually executed in the operations environment. In addition to helping ensure accurate and efficient operations, the Automation Platform helps reduce the need for IT organizations to build and maintain deep expertise across a broad range of technologies. The Automation Platform is comprised of three primary components: the Software Tree, the Environment Tree and the Change Simulation and Modeling Engine. The Software Tree provides knowledge on a variety of software products and operating systems and maps relationships between these products and systems to facilitate key operations like installation, patch deployment and updates. The Environment Tree captures characteristics about a customer’s unique data center environment. The Change Simulation and Modeling Engine enables users to first model and simulate desired operational changes to their environment before propagating these changes to production servers and applications, thereby minimizing the risk of downtime in the production environment. The Automation Platform is designed to ensure operations are executed accurately and consistently. Customers benefit from higher operations quality, improved security, higher first-try success rates and, consequently, reduced downtime.

Automation Subsystems

The Opsware System’s Automation Subsystems are the components that automate particular IT processes performed by users in the operational environment. The Automation Subsystems are designed to replace and automate ad hoc, error-prone, manual processes such as the provisioning of operating systems and applications and the management of changes to existing servers. Automation Subsystems support multiple platforms and are designed to automate both new and existing data center environments. The Automation Subsystems available with Opsware System 3.6 include:

Operating System Provisioning.    The Operating System Provisioning Automation Subsystem enables customers to automate the process of deploying, installing and configuring operating systems across hundreds to thousands of geographically disparate servers.

Software Provisioning.    The Software Provisioning Automation Subsystem enables customers to automate the process of deploying, installing and configuring software applications, such as databases, application servers, web servers, directories, messaging products and enterprise integration products, across hundreds to thousands of geographically disparate servers.

Patch Management.    The Patch Management Automation Subsystem allows customers to quickly and accurately identify servers that need to be patched and automates the process of deploying and configuring patches across a large number of servers. The Patch Management Automation Subsystem is designed to enable customers to dramatically reduce exposures related to security breaches within their IT environment.

Configuration Tracking.    The Configuration Tracking Automation Subsystem allows customers to track, store and recover critical software configuration information on each server within their environment. This subsystem provides customers with the ability to correct inadvertent configuration mistakes, recover from a system failure, diagnose configuration-related problems and track security breaches.

Code and Content Deployment and Rollback.    The Code and Content Deployment and Rollback Automation Subsystem enables customers to deploy software code or content that often sits on top of traditional third-party software application as part of a multi-tier application. In addition, this subsystem enables customers to quickly rollback the code or content to the last known good state of operations in the event that the new code or content introduces vulnerabilities or performance degradation to the environment. This subsystem is designed to simplify the process of moving applications from development organization to live operations.

Multimaster Replication.    The Multimaster Replication Automation Subsystem facilitates rapid disaster recovery by replicating the Opsware System’s underlying configuration database across multiple data centers in which the Opsware System is located. In the event that any given data center is rendered non-operational because of a disaster, this configuration information can be utilized by an Opsware System located in a separate data center to automate the rebuilding of servers and applications. This subsystem is designed to reduce the costs of recovering from a disaster and speed recovery of the environment. It also allows customers to share operations knowledge among their geographically distributed environments and operate applications across these distributed environments.

Maintenance and Technical Support

We offer gold and silver levels of telephone, email and remote access maintenance and support packages to our customers. Our gold support level entitles customers to unspecified future major releases and upgrades to the current version of the Opsware System used by them, if and when commercially released. Our silver support level entitles customers to unspecified future regular releases and upgrades to the current version of the Opsware System used by them, if and when commercially released. From time to time, our customers request a dedicated single point of contact on a time and materials basis.

Professional Services

Our professional services organization provides product training, consulting and implementation services to assist customers in maximizing the benefits of the Opsware System.

Customers

We sell our Opsware System software to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. We have a limited number of customers including EDS, certain agencies of the U.S. government, Comcast, Gateway Computers, New Breed, and Metlife. For the fiscal year ended January 31, 2003, no customer accounted for more than 10% of our net revenue. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. The loss of EDS as a customer could have a material adverse effect upon our business and financial condition.

Industry Relationships

BEA Systems.    We have entered into a partnership agreement with BEA to automate server and application operations of BEA WebLogic environments, which is designed to help customers simplify and lower the cost of managing their data center environment. As part of the agreement, BEA has selected the Opsware System as a preferred solution for automated deployment, provisioning, configuration and change management of BEA WebLogic Servers. We currently offer ISMs that encapsulate the software operations knowledge needed to install and manage WebLogic across large-scale environments. In addition, we have entered into a channel license agreement with BEA under which BEA will refer prospects for the Opsware System to us from BEA’s existing customer base.

Sun Microsystems.    We have been selected by Sun as a member of its Blade Solutions Community to provide customers with a portfolio of integrated, highly reliable, flexible and scalable solutions for the management of blade servers. In connection with this partnership, we developed Opsware Blade Edition, a technology that automates operating system and application provisioning on blade servers while providing the other benefits of the Opsware System. Opsware Blade Edition is specifically designed to automate management of a large number of blade servers, whether located in a single data center or across multiple data centers.

Research and Development

Our research and development organization designs, develops and releases the technologies that we offer to our customers as well as the services that we use internally to streamline customer deployment and support. The goal of this organization is to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands. In this way, our research and development organization is responsible for the extension of our technology’s capabilities. During the fiscal years ended January 31, 2003, 2002 and 2001, our research and development expense was $12.7 million, $21.0 million and $17.9 million, respectively.

Sales and Marketing

As of April 1, 2003, we had 24 full-time employees in sales and marketing. We sell and market our services primarily in the United States through a direct sales force. We are selectively expanding our number of direct sales representatives to enhance our geographic coverage. In addition, we intend to develop indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators.

We focus our marketing efforts on increasing brand recognition, market awareness and lead generation. We intend to continue to invest in building our brand recognition through public relations programs, interactions with industry analysts, trade shows and industry conferences.

Competition

Our competitors include large software and systems companies as well as small, privately-held companies. The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer point solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices.

Because some of our current competitors have pre-existing relationships with our current and potential customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability. These existing relationships can also make it difficult for us to obtain additional customers due to the substantial investment that these potential customers might have already made based on our competitors’ technology. Furthermore, our competitors may be able to devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships.

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

Intellectual Property

We rely on a combination of patent, trademark, trade secret, copyright and other laws and contractual restrictions to protect the proprietary aspects of our products and services. These legal provisions afford only limited protection. We have approximately 50 pending patents, but none have issued to date. It is difficult to monitor unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop technology similar to ours. We will continue to assess the necessity for additional intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

We routinely require our employees, customers and potential business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technology, services or business plans to them. In addition, we require employees to agree to assign to us any proprietary information, inventions or other intellectual property they generate while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Employees

As of April 1, 2003, we had 104 full-time employees. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition can be intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Available Information

We were incorporated in September 1999 as a Delaware corporation. Our Internet website is located at http://www.opsware.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The public may also read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The Securities and Exchange Commission’s Internet website is located at http://www.sec.gov.

ITEM 2.    P ROPERTIES

Our corporate headquarters are located in Sunnyvale, California, where we rent approximately 75,000 square feet under a lease expiring in 2010, of which we sublease approximately 50,000 square feet to EDS through August 2004. We are currently under obligation for additional leased space in Sunnyvale, CA terminating in June 2003 that totals approximately 120,000 square feet. Of the 120,000 square feet, approximately 2,000 square feet are subleased and 118,000 square feet are currently available and unoccupied. We are also currently under obligation for additional leased space in Sunnyvale, CA terminating in November 2005 that totals approximately 30,000 square feet, all of which are subleased. In addition, we have numerous operating leases for field sales offices. We believe that our facilities are adequate to meet current requirements.

ITEM 3.     LEGAL PROCEEDINGS

On April 9, 2003, we entered into a stipulation of settlement with the plaintiffs in connection with the consolidated securities class action lawsuit related to our initial public offering claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. The stipulation of settlement, which is subject to court approval, provides for the full and final settlement and dismissal and release of all litigation brought by the plaintiffs and an insignificant settlement payment. The settlement payment will be paid by our director’s and officer’s insurance policy and, therefore, will not impact our financial position or results of operations.

On March 7, 2003, EDS filed suit against Knight Ridder Digital, a former customer of ours that was transferred to EDS as part of the sale of our Managed Services Business. On March 24, 2003, we received notice that Knight Ridder Digital filed a cross complaint against both EDS and us in the Superior Court of California, County of Santa Clara, alleging in part that we breached our customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. The cross complaint seeks an unspecified amount of damages and asks for certain equitable relief. We believe that we did not breach the customer service agreement and will defend ourselves vigorously. On March 31, 2003, we filed a cross complaint against Knight Ridder Digital alleging theft of trade secrets and breach of contract, among other claims, and we joined in EDS’s then-pending motion for a preliminary injunction. The hearing on that motion is set for May 8, 2003. On April 10, 2003, we entered into a Stipulation and Order with EDS and Knight Ridder Digital limiting Knight Ridder Digital’s use of certain intellectual property pending that hearing. The outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing litigation expenses in connection with this litigation and believe that EDS is obligated to indemnify us for these expenses pursuant to the terms of the asset purchase agreement.

On November 26, 2002, we entered into a settlement agreement with Frontera Corporation relating to a lawsuit brought by Frontera on July 16, 2002 in the Superior Court of California, County of Santa Clara, claiming that we failed to comply with our obligations under the agreement and plan of merger and reorganization with Frontera and seeking to compel us to consummate the acquisition, or in the alternative, pay damages. The settlement agreement resulted in a full and final settlement and dismissal of all litigation brought by Frontera and a release and termination of the obligations of both parties under the merger agreement. Pursuant to the settlement agreement, we are not required to issue any shares of our common stock to Frontera.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers and the migration of our Managed Services Business operations into these three data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing expenses in connection with this arbitration.

In the future, we may be subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

Our common stock has been listed on the NASDAQ National Market under the symbol “OPSW” since our name change from Loudcloud, Inc. to Opsware Inc. in August 2002. Prior to that time, our common stock was listed on the NASDAQ National Market under the symbol “LDCL.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ National Market since our initial public offering of common stock at $6.00 per share on March 9, 2001. Prior to this time there was no public market for our stock.

Fiscal year ended January 31, 2002:	High	Low
First Quarter (from March 9, 2001)	$6.56	$3.88
Second Quarter	7.00	1.28
Third Quarter	2.81	1.12
Fourth Quarter	4.98	2.00

Fiscal year ended January 31, 2003:	High	Low
First Quarter	$3.63	$1.35
Second Quarter	2.15	0.95
Third Quarter	1.13	0.35
Fourth Quarter	2.48	0.75

We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 1, 2003, there were approximately 566 stockholders of record of our common stock. Because many brokers and other institutions hold stock on behalf of our stockholders, we believe that the total number of beneficial holders of our common stock is greater than that represented by these record holders.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal quarter ended January 31, 2003.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended January 31, 2003, 2002, and 2001 and the selected consolidated balance sheet data as of January 31, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the period from inception (September 9, 1999) to January 31, 2000 and the selected consolidated balance sheet data as of January 31, 2001 and 2000 are derived from our audited consolidated financial statements included with the Annual Report on Form 10-K filed on May 1, 2002. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the financial information for the fiscal year ended January 31, 2003 and other periods presented is not related to our Software Business and is not indicative of future results from our Software Business.

	Year Ended January 31,			Period from Inception (September 9, 1999) to January 31, 2000
	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$37,703	$56,012	$15,486	$—
Restructuring costs, net	19,682	31,471	—	—
Amortization (reversal) of deferred stock compensation	(14,303)	42,666	71,725	2,208
Total costs and expenses	99,008	263,346	180,292	5,131
Loss from operations	(61,305)	(207,334)	(164,806)	(5,131)
Gain on sale of assets and liabilities related to Managed Services Business	50,660	—	—	—
Loss before deemed dividend and extraordinary item	(11,983)	(210,675)	(166,420)	(4,981)
Series C convertible preferred stock deemed non-cash dividend	—	—	(67,530)	—
Extraordinary item: gain from retirement of senior discount notes	8,736	—	—	—
Net loss applicable to common stockholders	(3,247)	(210,675)	(233,950)	(4,981)
Basic and diluted net loss per share applicable to common stockholders	$(0.05)	$(3.45)	$(165.57)	$(1,815.23)

	As of January 31,
	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$66,983	$115,638	$80,422	$20,479
Working capital	43,378	56,291	19,643	16,088
Total assets	75,879	174,297	148,212	25,763
Long-term obligations and senior discount notes, net of current portion	23	56,657	43,063	—
Accrued restructuring costs, net of current portion	7,840	7,363	—	—
Stockholders’ equity	$46,138	$57,476	$58,591	$20,690

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” See also “Business—Cautionary Statement Regarding Forward-Looking Statements.” The consolidated financial statements and related information contained in this Annual Report on Form 10-K reflect our results as they existed for the fiscal year ended January 31, 2003. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the financial information for the fiscal year ended January 31, 2003 and other periods presented is not related to our Software Business and is not indicative of future results from our Software Business.

Overview

We are a provider of data center automation software for enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. Our software automates key server and software operations in data centers, including provisioning, changing, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. We refer to our software as the Opsware System. The Opsware System works across geographically disparate locations and heterogeneous data center environments. By using the Opsware System, our customers can more quickly deploy new servers and applications, speed operations to respond quickly to changing business needs, and increase the efficiency of their data center operations. The Opsware System enables our customers to reduce the number of IT staff required to operate the data center, better utilize server and software assets, increase IT efficiencies and achieve higher service quality.

Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. We used our proprietary Opsware automation technology in the Managed Services Business, and have since developed this technology into our Opsware System software. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash. In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, contemporaneous with execution of the asset purchase agreement, we executed separate license and maintenance agreements with EDS pursuant to which we granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to use our Opsware software. Under the Opsware license and maintenance agreement, EDS will pay us (subject to our developing specified features and functions) a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. Subsequent to the fiscal year ended January 31, 2003, we delivered and received acceptance of all of the specified features and functions owing to EDS. We believe we have sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). We further believe that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Accordingly, we will recognize the fees from EDS as license revenue over the remaining term of the license, beginning in the three month period ended April 30, 2003. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future.

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

In the Software Business, we will derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and intend to develop indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We will also derive revenue from sales of annual support and maintenance agreements and professional services.

In May 2001, while operating the Managed Services Business, we announced a restructuring program to improve utilization of our existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses. Included in the $30.2 million was a noncash charge of $2.9 million related to the acceleration of vesting of options held by certain employees. Of the total charge, $0.6 million was recovered through the sale of assets and liabilities related to the Managed Services Business, during the fiscal year ended January 31, 2003.

In September 2001, while operating the Managed Services Business, we announced an organizational realignment to increase operational effectiveness and reduce costs. This organizational realignment included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of certain positions. As a result of the realignment program, we recorded reorganization costs of $1.3 million classified as operating expenses. All of the costs associated with the September 2001 organizational realignment were workforce related.

In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of common stock, representing $3.0 million worth of our common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

In June 2002, we announced a restructuring program in connection with our entering into an agreement to sell the assets and liabilities of our Managed Services Business to EDS, which included a worldwide workforce reduction and a provision for the impairment of excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $7.0 million classified as operating expenses.

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, which we adopted in July 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on prevailing real estate market conditions at that time. As a result, we recorded restructuring costs of $13.3 million classified as operating expenses.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering of common stock, customer revenue, the sale of our Managed Services Business, the sale of our senior discount notes and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of January 31, 2003, we had approximately $67.0 million in cash, cash equivalents and restricted cash. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash used in operating activities was $66.2 million in fiscal 2003, $111.4 million in fiscal 2002 and $46.3 million in fiscal 2001. Net cash used in operating activities for fiscal 2003 was primarily the result of a net loss adjusted for the gain from the retirement of senior discount notes, the gain on the sale to EDS of the Managed Services Business, the reversal of stock based compensation, the decrease in accrued compensation, the decrease in deferred revenue, the decrease in accrued restructuring costs, partially offset by depreciation and amortization, the accretion on notes payable, the loss on disposal of property and equipment, decrease in accounts receivable, decrease in other accrued liabilities, increase in foreign income taxes and the increase in advances from customers, after considering the assets and liabilities transferred in connection with the sale of the Managed Services Business. Net cash used in operating activities for fiscal 2002 was primarily the result of a net loss, offset by non-cash stock compensation expense, depreciation and amortization and the accretion on the senior discount notes, an increase in deferred revenue, accrued restructuring charges and other accrued liabilities, offset by increases in accounts receivable and decreases in prepaids, other current assets, other assets and accounts payable. Net cash used in operating activities for fiscal 2001, was primarily the result of a net loss, offset by non-cash stock compensation expense and depreciation and amortization, an increase in accounts receivable, prepaids and other current assets, partially offset by increases in accounts payable, deferred revenue, other accrued liabilities and accrued compensation.

Net cash provided by investing activities was $78.6 million in fiscal 2003. Net cash used in investing activities was $1.3 million and $93.5 million in fiscal 2002 and 2001, respectively. Net cash provided by investing activities for fiscal 2003 consisted of maturities and sales of short-term investments, a decrease in restricted cash and the sale of assets and liabilities related to our Managed Services Business, partially offset by investments in capital equipment. Net cash used in investing activities for fiscal 2002 consisted primarily of investments in capital equipment, decrease in restricted cash and purchases of short-term investments. Net cash used in investing activities for fiscal 2001 consisted primarily of investments in capital equipment, purchases of short-term investments and an increase in restricted cash.

Net cash used in financing activities was $40.7 million in fiscal 2003. Net cash provided by financing activities was $160.7 million in fiscal 2002 and $162.7 million in fiscal 2001. Net cash used in financing activities for fiscal 2003 was primarily attributable to the retirement of the senior discount notes and principal payments on capital leases, partially offset by proceeds from the exercise of stock options and the payments received from stockholder notes receivables. In fiscal 2002, net cash provided by financing activities was primarily attributable to the completion of our initial public offering, the payments of notes receivable and the exercise of stock options. In fiscal 2001, net cash provided by financing activities was primarily attributable to net proceeds from the issuance of preferred stock. In fiscal 2001, we also received net proceeds from the sale of senior discount notes.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS up to a maximum of $27.0 million, for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by us under that agreement, subject to limitations. We believe that the likelihood of our obligation to indemnify EDS for these matters is remote. However, if EDS makes a claim for indemnification, we may be required to expend significant cash resources in defense and settlement of the claim.

As of January 31, 2003, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at January 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Contractual Obligations
Capital leases	$73	$49	$24	$—	$—
Operating leases, net of subleases	27,050	3,583	8,756	6,519	8,192

Total contractual cash obligations	$27,123	$3,632	$8,780	$6,519	$8,192

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may restructure existing obligations or seek additional capital through private equity, equipment lease facilities, bank financings or arrangements with strategic partners. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.

Results of Operations

The following table sets forth consolidated statements of operations data for the fiscal years ended January 31, 2003, 2002 and 2001. The results for any one period are not necessarily indicative of results for any future period.

	Year Ended January 31,
	2003	2002	2001
	(in thousands)
Consolidated Statements of Operations Data:
Net revenue	$37,703	$56,012	$15,486
Costs and expenses:
Cost of revenue*	51,996	109,676	58,083
Research and development*	12,656	21,033	17,867
Sales and marketing*	17,696	39,560	20,561
General and administrative*	11,281	18,940	12,056
Restructuring costs	19,682	31,471	—
Amortization (reversal) of deferred stock compensation	(14,303)	42,666	71,725

Total costs and expenses	99,008	263,346	180,292

Loss from operations	(61,305)	(207,334)	(164,806)
Gain on sale of assets and liabilities related to Managed Services Business	50,660	—	—
Interest and other income	3,507	5,606	5,431
Interest and other expense	(3,345)	(8,947)	(7,045)

Loss before income taxes, deemed dividend and extraordinary item	(10,483)	(210,675)	(166,420)
Provision for income taxes	(1,500)	—	—

Loss before deemed dividend and extraordinary item	(11,983)	(210,675)	(166,420)
Series C convertible preferred stock deemed non-cash dividend	—	—	(67,530)
Extraordinary item: gain from retirement of senior discount notes	8,736	—	—

Net loss applicable to common stockholders	$(3,247)	$(210,675)	$(233,950)

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of revenue	$(4,116)	$13,046	$20,062
Research and development	(1,127)	8,537	12,746
Sales and marketing	(2,279)	8,830	21,026
General and administrative	(6,781)	12,253	17,891

Total amortization (reversal) of deferred stock compensation	$(14,303)	$42,666	$71,725

(1)	Given the non cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

Net revenue, cost of revenue, research and development expenses, sales and marketing expenses and general and administrative expenses include the results of our Managed Services Business through August 15, 2002, the closing of the sale to EDS.

Net revenue.    Net revenue decreased to $37.7 million in fiscal 2003 from $56.0 million in fiscal 2002, when it increased from $15.5 million in 2001. The decrease in net revenue in fiscal 2003 from fiscal 2002 was primarily the result of the sale of our Managed Services Business to EDS. The increase in net revenue in fiscal 2002 from fiscal 2001 was primarily the result of the deployment of our managed services to new and existing customers and increased demand for our managed services. For the year ended January 31, 2003, no customer accounted for more than 10% of our net revenue. For the year ended January 31, 2002, Nike and Atriax accounted for 13% and 12% of our net revenue, respectively. We expect total revenue to decrease in the next fiscal year, and, as a result, we expect to continue to experience losses from operations for the foreseeable future. In addition, we expect that a significant portion of our net revenue in the next fiscal year will be attributable to the license and maintenance agreement with EDS. We will recognize the fees from EDS as license revenue over the remaining term of the license, beginning in the three month period ended April 30, 2003.

Cost of revenue.    In the Managed Services Business, cost of revenue consisted primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provided services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software. In the Software Business, cost of revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, costs related to third-party technologies included in our software and depreciation and amortization of capitalized equipment and software. Cost of revenue decreased in absolute dollars and as a percentage of net revenue, to $52.0 million, or 138% of net revenue, in fiscal 2003 from $109.7 million, or 196% of net revenue, in fiscal 2002, when it increased in absolute dollars, but decreased as a percentage of net revenue from $58.1 million, or 375% of net revenue, in fiscal 2001. The decrease in fiscal 2003 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS and the ongoing effects of our restructuring programs. Cost of revenue increased in fiscal 2002 from fiscal 2001 primarily as a result of renting equipment and depreciating and amortizing purchased equipment and software to meet customer demand. In addition, cost of revenue increased due to our lease of additional third-party data center space. We expect that our cost of revenue will decrease in absolute dollars in the next fiscal year.

Research and development.    In both the Managed Services Business and the Software Business, research and development expenses consist primarily of salaries and related personnel expenses and depreciation and amortization of purchased equipment and software. Research and development expenses decreased in absolute dollars and as a percentage of net revenue, to $12.7 million, or 34% of net revenue, in fiscal 2003 from $21.0 million, or 38% of net revenue, in fiscal 2002, when it increased in absolute dollars, but decreased as a percentage of net revenue, from $17.9 million, or 115% of net revenue, in fiscal 2001. The decrease in fiscal 2003 in comparison to prior periods was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. Research and development expenses increased in fiscal 2002 from fiscal 2001 primarily as a result of an increase in related employee headcount, the rental of equipment, the depreciation of purchased equipment used in the potential development of new service offerings and a $2.8 million non-cash stock compensation charge recognized during fiscal 2001 for options issued to a consultant. We expect that our research and development expenses will decrease in absolute dollars in the next fiscal year.

Sales and marketing.    In the Managed Services Business, sales and marketing expenses consisted primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and other promotional expenses. In the Software Business, sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, trade shows and other promotional expenses. Sales and marketing expenses decreased in absolute dollars and as a percentage of net revenue, to $17.7 million, or 47% of net revenue, in fiscal 2003 from $39.6 million, or 71% of net revenue, in fiscal 2002, when it increased in absolute dollars, but decreased as a percentage of net revenue, from $20.6 million, or 133% of net revenue, in fiscal 2001. The decrease in fiscal 2003 in comparison to prior periods was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. Sales and marketing expenses increased in fiscal 2002 from fiscal 2001 primarily as a result of an increase in related employee headcount, commissions paid on sales to customers, the opening of additional field offices to support our direct sales force and promotional expenses. We expect that our sales and marketing expenses will decrease in absolute dollars in the next fiscal year.

General and administrative.    In both the Managed Services Business and the Software Business, general and administrative expenses consist primarily of salaries and related personnel expenses and fees for outside professional services. General and administrative expenses decreased in absolute dollars and as a percentage of net revenue, to $11.3 million, or 30% of net revenue, in fiscal 2003 from $18.9 million, or 34% of net revenue, in fiscal 2002, when it increased in absolute dollars, but decreased as a percentage of net revenue, from $12.1 million, or 78% of net revenue, in fiscal 2001. The decrease in fiscal 2003 in comparison to prior periods was the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. General and administrative expenses increased in fiscal 2002 from fiscal 2001 primarily as a result of increases in administrative and management personnel and expenses necessary to support our expanded operations. General and administrative expenses in fiscal 2002 also reflected increased outside professional advisor costs and the costs associated with being a public company. We expect that our general and administrative expenses will decrease in absolute dollars in the next fiscal year.

Restructuring costs.    In fiscal 2003, we announced two restructuring programs executed in connection with the sale of our Managed Services Business to EDS. We recorded restructuring costs of $13.3 million in the quarter ended July 31, 2002 and $7.0 million in the quarter ended October 31, 2002. The restructuring programs included a worldwide workforce reduction, a provision for the resulting excess facilities and provisions for excess and obsolete property and equipment. We also recorded restructuring costs of $30.2 million during the quarter ended July 31, 2001, related to a restructuring program executed in May 2001, which included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. Included in this charge was a noncash charge of $2.9 million related to the acceleration of stock options for certain employees. Of this charge, $0.6 million was recovered through the sale of assets and liabilities related to the Managed Services Business, during fiscal 2003. In September 2001, we announced a restructuring program and an organizational realignment to improve utilization of our existing technology and infrastructure. The organizational realignment in September 2001 included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of certain positions. As a result of the organizational realignment, we recorded a reorganization charge of $1.3 million related to the elimination of certain positions, which was included in operating expense in the quarter ended October 31, 2001. For a further discussion of our restructuring activities, please see Note 6, “Restructuring Costs,” in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Stock-based compensation.    Stock-based compensation expense (benefit) was $(14.3) million in fiscal 2003 compared to $42.7 million in fiscal 2002, when it decreased from $71.7 million in fiscal 2001. The decrease in fiscal 2003 from fiscal 2002 was due to the reversal of $26.8 million of stock-based compensation expense related to the termination of employees in fiscal 2003 in connection with the sale of our Managed Services Business to EDS and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. The decrease in fiscal 2002 from fiscal 2001 was partly due to a reversal of $22.7 million of deferred compensation associated with the termination of employees in connection with the restructuring and reorganization initiatives taken in May 2001 and September 2001 who had not vested in the underlying shares. In addition, amortization of stock-based compensation decreased each year as a result of our use of the graded vesting method. The remaining deferred stock-based compensation as of January 31, 2003 was $1.7 million.

Gain on the sale of assets and liabilities related to Managed Services Business.    On August 15, 2002, we received $61.2 million in net cash proceeds from the sale of the assets and liabilities of our Managed Services Business to EDS. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $0.05 million of other assets, and $21.4 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, we incurred transaction costs of $2.3 million. We recognized a gain on the sale of the assets and liabilities of our Managed Services Business in the amount of $50.7 million. The $50.7 million gain is offset by a provision of $1.5 million related to capital gains in a foreign jurisdiction which results in $49.2 million.

Interest and other income (expense), net.    Interest and other income (expense), net, increased to a benefit of $0.2 million in fiscal 2003 from an expense of $(3.3) million in fiscal 2002, when the expense increased from an expense of $(1.6) million in fiscal 2001. The increase to a benefit in interest and other income (expense) in fiscal 2003 from fiscal 2002 was due to proceeds received from a settlement in connection with an early termination of a sublease and a settlement in connection with an early contract termination for our managed services, offset by interest expense related to our senior discount notes, a settlement in connection with the termination of a merger agreement, in addition to a decrease in interest income due to a decline in our cash, cash equivalents and short-term investments. The increase in expense in interest and other income (expense) in fiscal 2002 from fiscal 2001 was primarily due to interest related to our senior discount notes combined with the relatively constant interest and other income earned primarily on proceeds from our initial public offering.

Provision for income taxes.    We recorded a tax provision of $1.5 million in fiscal 2003. The tax expense recorded in fiscal 2003 related to foreign taxes incurred in connection with the sale of the assets and liabilities related to our Managed Services Business. As of January 31, 2003, we had federal net operating loss carryforwards of approximately $253.0 million and state net operating loss carryforwards of $176.0 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2010 and 2023, respectively. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

Deemed non-cash dividend.    We recorded a $67.5 million non-cash dividend in fiscal 2001 due to the beneficial conversion feature in our Series C convertible preferred stock because of the difference between the deemed fair value at the date of issuance and actual issuance price. In June 2000, we sold approximately 7.0 million shares of Series C preferred stock to new and existing investors for a total purchase price of $120.0 million in order to raise funds to meet our working capital and capital expenditure requirements.

Extraordinary item.    We recorded a gain from retirement of senior discount notes of $8.7 million in fiscal 2003. In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of our common stock, representing $3.0 million worth of our common stock at that time. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. Actual results could differ from these estimates. In addition, our estimates may change based upon changed circumstances and as we reassess our underlying assumptions from time to time. The Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We believe the following are our critical accounting policies, which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Prior to August 15, 2002, the closing of the sale of our Managed Services Business to EDS, we generated revenue in our Managed Services Business through the sale of managed Internet services. Substantially all revenue recognized prior to August 15, 2002 was generated from our Managed Services Business. We recognized revenue ratably over the managed services contract period as services were fulfilled, provided that the earnings process was complete. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, we provided certain guarantees regarding scheduled uptime to our customers on a monthly basis.

We reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to our accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. In addition to the service credits, we occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant. The process for estimating these types of credits included analyzing the historical experiences with such credits and comparing them to events that occurred in the then-current month.

As part of the our Software Business going forward we will recognize revenue in accordance with the American Institute of Certified Public Accountants’, or AICPA, Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’”, SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. If we receive cash from customers, but have not met the criteria for revenue recognition, the amounts received are included in advances from customers. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

We will generate revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. We expect the sale of software licenses and maintenance to be the primary component of our revenue.

License revenue will be comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once we establish vendor specific objective evidence of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. If we are not able to establish vendor specific objective evidence of maintenance, both the license and maintenance revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement fee will be recognized over the term of the license period. For a further discussion on our treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS please see Note 7, “Transactions with EDS,” in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Services revenue will be comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of our software and when reliable estimates are available for the costs and efforts necessary to complete the services, both the license and services revenues under the arrangement will be recognized under the percentage of completion method of accounting based upon input measures of hours. When such estimates are not available, the completed contract method will be utilized. When an arrangement includes contractual milestones, we will recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether the services are available for other customers, do not involve a significant degree of risk or unique acceptance criteria and whether we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of consulting services is based upon hourly rates. We will enter into standalone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements.

We intend to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”). In connection with these arrangements, there is no right of return or price protection for sales to resellers. We will not recognize revenue from resellers when we are aware that a reseller does not have a purchase order or other contractual agreement from an end user.

The timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion method or completed contract of accounting, pursuant to SOP 81-1, or in connection with multi-year licenses as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal year.

Impairment of Long-Lived Assets.    We continually review the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from our customers is less than the carrying value of our long-lived assets, we compare the estimated discounted future net cash flows to be generated from our customers to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated discounted future net cash flow.

Restructuring Costs.    During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation. We are attempting to sublet non-cancelable leased facilities that we have vacated. If the length of time before we find tenants for these facilities or the market rental rates differ significantly from our estimates, our actual costs will differ from the charge that was initially recorded. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts, and could result in additional expenses or the recovery of amounts previously recorded.

Accruals and Contingencies.    We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, we have retained various liabilities related to our Managed Services Business. The outcome of these liabilities could result in a material difference from our current estimates, and could result in additional expenses or the recovery of amounts previously recorded. Under our amended and restated ethernet collocation internet access service agreement with Qwest, we received a $7.5 million non-refundable prepayment from Qwest in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers and the migration of our Managed Services Business operations into these three data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2003 has since been reclassified to accrued data center facility costs. See Note 12 to the consolidated financial statements for a description of our material legal proceedings.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board, or FASB approved Statement of Financial Accounting Standards No., or SFAS, 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS, 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. We adopted SFAS 146 in July 2002.

In July 2002, the FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sale-leaseback transactions. We adopted SFAS 145 in the first quarter of fiscal 2004 which will require the reclassification of the gain on the extinguishment of debt from an extraordinary item in our results of operations for the periods subsequent to January 31, 2003.

In November 2002, the FASB issued Financial Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, we must recognize an initial liability for the fair value of the obligations we assume under the guarantee and must disclose that information in our financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. We adopted FIN 45 in December 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board, or APB, Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting and therefore do not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations or cash flows. The consolidated pro forma net loss applicable to common stockholders under SFAS 123 was $28.1 million, $177.7 million and $167.4 million for the years ended January 31, 2003, 2002 and 2001, respectively.

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. We adopted FIN 46 in January 2003. We do not currently have any interest in variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have any impact on our historical financial position, results of operations or cash flows.

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

As a result of the sale of our Managed Services Business to EDS, our business model has shifted from providing managed Internet services to primarily licensing our Opsware System software. Due to our limited experience operating our Software Business, we have limited ability to forecast future demand for our products and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy our products to a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of support for our products and support the deployment of a higher volume of our products;

•	develop new product offerings and extend the functionality of our existing technology;

•	develop and extend our Opsware System software to support a wide range of hardware and software to meet the diverse needs of customers;

•	develop an effective direct sales channel to sell our Opsware technology;

•	develop additional strategic partnerships to facilitate our ability to market and sell our Opsware technology;

•	develop modules that permit our Opsware technology to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the limited number of deals we expect to close each quarter in the foreseeable future;

•	the timing of signing and deployment of contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the timing of satisfaction of our revenue recognition criteria, including the establishment of vendor specific objective evidence;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

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

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline. In addition, our results for fiscal 2001, fiscal 2002 and the first nine months of fiscal 2003 primarily reflect the results of our Managed Services Business, which are not related to or indicative of future results in our Software Business.

Our operating results will be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our Software Business.

Contemporaneous with the execution of the asset purchase agreement with EDS, we entered into a three-year $52.0 million license and maintenance agreement with EDS. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. If the health of our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Our Opsware license and maintenance agreement with EDS is for an initial term of three years and we cannot predict whether EDS will extend the license beyond three years. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. We cannot assure you that EDS will be able to deploy our software successfully or in the time frames contemplated by the Opsware license agreement. If EDS does not renew its license, our operating results will be adversely affected. In addition, if EDS does not renew its license, this may negatively impact our reputation and our ability to license our Opsware software to customers more broadly.

The asset purchase agreement we entered into with EDS in connection with the sale of our Managed Services Business exposes us to contingent liabilities.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS, up to a maximum of $27.0 million, for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by us under that agreement, subject to limitations. Although we believe that the likelihood of our obligation to indemnify EDS for these matters is remote, if EDS makes a claim for indemnification, we may be required to expend significant cash resources in defense and settlement of the claim.

We must satisfy the criteria of revenue recognition in order to recognize the cash received from customers under our license agreements as revenue.

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that a persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, or in connection with multi-year licenses as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal year.

Future changes in accounting standards or our interpretation of current standards, particularly changes affecting revenue recognition, could cause unexpected revenue fluctuations.

Future changes in accounting standards or our interpretation of current standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferral of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could impair our ability to meet securities analysts’ and investors’ expectations, which could cause a decline in our stock price.

If we are required to account for options under our employee stock plans as a compensation expense, our results of operations would be materially affected.

There has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense. Any such change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 1 of our consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net income loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 1.

Our operating results may suffer if we fail to achieve expected benefits from strategic relationships.

We have relied on in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We have entered into an agreement with BEA Systems, an application infrastructure software provider, under which BEA will refer prospects for the Opsware System to us from BEA’s existing customer base. In addition, we have been selected by Sun Microsystems as a member of its Blade Solutions Community and have developed Opsware Blade Edition to support blade server environments. We cannot guarantee that a significant amount of new customer relationships or revenue will result from these agreements. In fact, we may not achieve any significant benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners, including BEA, Sun or EDS, experience financial difficulties, we may not be able to realize the expected benefits of these relationships.

Recent unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, the resulting military actions against terrorism and war in Iraq. In the future, fears of continued global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led to reduced IT spending. If these conditions worsen, demand for our products may be reduced.

Our management is required to make forecasts with respect to economic trends and general business conditions in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are in error, our performance may suffer because of a failure to properly align our corporate strategy with economic conditions.

As we redeploy our assets, we may continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We will be required to spend significant funds to continue developing our software products and refocus our operations, research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow and have not achieved operating profitability. As of January 31, 2003, we had an accumulated deficit of $453.0 million, which includes approximately $179.3 million related to non-cash deferred stock compensation. We expect to continue to experience operating losses for the foreseeable future.

To achieve positive cash flow and operating profitability, we will need to establish a customer base for our software. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve positive cash flow or profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

We intend to focus our sales efforts on enterprises, government agencies and service providers. Sales to these entities generally have a long sales cycle and the length of this sales cycle has increased in response to current economic conditions. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

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

Our ability to sell our products will be impaired if we fail to develop our distribution channels. We intend to establish multiple indirect marketing channels to increase the number of customers licensing our products. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products offered by our competitors, our ability to grow our business and sell our products may be negatively affected.

If we do not develop and maintain productive relationships with systems integrators, our ability to generate sales leads and increase our revenue sources may be limited.

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

The market for our technology and services is competitive and we may not have the resources required to compete effectively.

The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer point solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small, privately-held companies.

Because some of our current competitors have pre-existing relationships with our current and potential customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability. These existing relationships can also make it difficult for us to obtain additional customers due to the substantial investment that these potential customers might have already made based on our competitors’ technology. Furthermore, our competitors may be able to devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships.

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

Because our success depends on our proprietary technology, if third parties infringe our intellectual property or if we are unable to rely upon the legal protections for our technology, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

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

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Intellectual property litigation or claims could force us to do one or more of the following:

•	engage in costly litigation and pay substantial damages;

•	stop licensing technologies that incorporate the challenged intellectual property;

•	terminate existing contracts with customers or with channel partners;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

•	redesign our technology and products, if feasible.

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

The market for our products and services is characterized by rapid technological change, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new products and upgrades could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware and software products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers’ hardware and software configurations. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, fail to introduce new products and upgrades or fail to fully develop our new product offerings, our technology may not achieve widespread acceptance and could become obsolete, which would significantly harm our business.

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

The market for our products and services is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase automation software from a third-party provider due to concerns about security, reliability, cost or system compatibility. It is possible that our products may never achieve broad market acceptance. In addition, we have not yet sold or deployed our software on the scale that is anticipated in the future. We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the information technology automation software market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

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

Defects in our products or claims asserted against us could result in the loss of customers, a decrease in revenue, unexpected expenses, loss of competitive market share and liability claims.

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

Although our agreements with customers contain provisions designed to limit our exposure to potential product liability claims, these provisions may not be effective to the extent warranty exclusions or similar limitations of liability are unenforceable. In addition, the extent of these limitations may require negotiation. If any claim is made against us, we may be required to expend significant cash resources in defense and settlement of the claim.

We may require additional capital to fund our operations, and we may be unable to obtain additional financing.

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if we need to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. If our licensing revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may require additional debt or equity financing after 12 months. If existing or potential customers perceive that our cash balances are inadequate to support our operations, they may choose not to continue licensing our software.

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

We provide technical support to our customers pursuant to contracts that are renewable annually. Our customers’ willingness to renew their maintenance and support agreements will depend in large part on our ability to provide high levels of customer service. If we fail to provide the level of support demanded by our customers, these customers may not renew their maintenance and support agreements, which could have a material adverse impact on our revenue and operating results.

The rates we charge our customers for our Opsware automation software may decline over time, which would reduce our revenue and adversely affect our financial results.

As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees we charge for our Opsware System software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer.

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

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. We have completed several restructuring programs, which resulted in significant workforce reductions. As a result, employee morale may have been adversely affected, and it may be more difficult to retain our highly qualified employees or recruit new employees. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. If our customer base and revenue grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

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

Our stock price has been volatile and could decline.

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. Delays in closing sales or completing installations could result in material variations in our quarterly results and quarter-to-quarter growth in the foreseeable future. This could result in greater volatility in our stock price. In addition, our stock is thinly traded and, therefore, our stock price can swing significantly on low trading volume.

Among the factors that could affect our stock price are:

•	variations in our quarter-to-quarter operating results;

•	the loss of any of our significant customers or their failure to renew existing contracts;

•	announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in our financial estimates or investment recommendations by securities analysts following our business;

•	our sale of common stock or other securities in the future;

•	changes in economic and capital market conditions for companies in our sector;

•	changes in the enterprise software markets;

•	changes in market valuations or earnings of our competitors;

•	changes in business or regulatory conditions;

•	interest rates and other factors affecting the capital markets;

•	the trading volume of our common stock; and

•	the occurrence of any of the adverse events discussed elsewhere in these Risk Factors.

We are a defendant in an arbitration action brought by Qwest Communications Corporation and a cross defendant in an action brought by Knight Ridder Digital and these litigations could harm our business whether or not determined adversely.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers and the migration of our Managed Services Business operations into these three data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

On March 7, 2003, EDS filed suit against Knight Ridder Digital, a former customer of ours that was transferred to EDS as part of the sale of our Managed Services Business. On March 24, 2003, we received notice that Knight Ridder Digital filed a cross complaint against both EDS and us in the Superior Court of California, County of Santa Clara, alleging in part that we breached our customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. The cross complaint seeks an unspecified amount of damages and asks for certain equitable relief. We believe that we have not breached the customer service agreement and will defend ourselves vigorously. On March 31, 2003, we filed a cross complaint against Knight Ridder Digital alleging theft of trade secrets and breach of contract, among other claims, and we joined in EDS’s then-pending motion for a preliminary injunction. The hearing on that motion is set for May 8, 2003. On April 10, 2003, we entered into a Stipulation and Order with EDS and Knight Ridder Digital limiting Knight Ridder Digital’s use of certain intellectual property pending that hearing. The outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing litigation expenses in connection with this litigation and believe that EDS is obligated to indemnify us for these expenses pursuant to the terms of the asset purchase agreement.

In the future, we may be subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

Insiders have substantial control over us and this could delay or prevent a change in control and may negatively affect your investment.

As of April 1, 2003, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 43.2% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of those holding this concentrated ownership may not always coincide with our interests or the interests of other stockholders, and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

We have implemented anti-takeover provisions that could make it more difficult to acquire us.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. These provisions include:

•	classifying our board of directors into three groups so that the directors in each group will serve staggered three-year terms, which would make it difficult for a potential acquirer to gain immediate control of our board of directors;

•	authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

•	prohibiting stockholder action by written consent; and

•	limitations on stockholders’ ability to call special stockholder meetings.

Substantial sales of our common stock could depress our stock price.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of April 1, 2003, we had 78,796,376 shares of common stock outstanding. In connection with the repurchase of our senior discount notes, we issued 2,046,385 shares of our common stock to Morgan Stanley & Co. Incorporated and registered those shares for resale with the Securities and Exchange Commission. The subsequent sales of these shares could depress our stock price. Approximately 14.0 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we primarily invest in short term investments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point increase in interest rates would result in less than $0.1 million decrease (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.    As we expand into foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets we plan to target. The majority of our sales are currently made in U.S. dollars and a strengthening of the dollar could make our services less competitive in the foreign markets we may target in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Opsware Inc.

We have audited the accompanying consolidated balance sheets of Opsware Inc. (formerly Loudcloud, Inc.) as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opsware Inc. at January 31, 2003 and 2002, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

San Jose, California

February 21, 2003, except for Note 14,

as to which the date is April 9, 2003

OPSWARE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value per share)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$63,162	$91,415
Short-term investments	—	3,288
Accounts receivable, net of allowance for doubtful accounts of $68 and $915 at January 31, 2003 and 2002, respectively	—	11,303
Prepaids and other current assets	2,094	3,086

Total current assets	65,256	109,092
Property and equipment, net	5,550	43,090
Restricted cash	3,821	20,935
Other assets	1,252	1,180

Total assets	$75,879	$174,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493	$3,598
Accrued compensation	1,319	5,659
Accrued data center facilities costs	7,843	7,252
Other accrued liabilities	6,130	8,319
Foreign income taxes	1,500	—
Advances from customers	2,539	—
Deferred revenue	—	16,234
Accrued restructuring costs, current portion	2,011	9,718
Capital lease obligations, current portion	43	2,021

Total current liabilities	21,878	52,801
Accrued restructuring costs, net of current portion	7,840	7,363
Capital lease obligations, net of current portion	23	168
Senior discount notes	—	50,536
Deferred revenue	—	5,953
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000 shares authorized at January 31, 2003 and 2002, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized at January 31, 2003 and 2002; 78,611 and 75,894 shares issued and outstanding at January 31, 2003 and 2002, respectively	79	76
Additional paid-in capital	500,976	534,590
Notes receivable from stockholders	(793)	(3,022)
Deferred stock compensation	(1,665)	(24,539)
Accumulated deficit	(452,863)	(449,606)
Accumulated other comprehensive income (loss)	404	(23)

Total stockholders’ equity	46,138	57,476

Total liabilities and stockholders’ equity	$75,879	$174,297

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended January 31,
	2003	2002	2001
Net revenue	$37,703	$56,012	$15,486
Costs and expenses:
Cost of revenue*	51,996	109,676	58,083
Research and development*	12,656	21,033	17,867
Sales and marketing*	17,696	39,560	20,561
General and administrative*	11,281	18,940	12,056
Restructuring costs, net	19,682	31,471	—
Amortization (reversal) of deferred stock compensation	(14,303)	42,666	71,725

Total costs and expenses	99,008	263,346	180,292

Loss from operations	(61,305)	(207,334)	(164,806)
Gain on sale of assets and liabilities related to Managed Services Business	50,660	—	—
Interest and other income	3,507	5,606	5,431
Interest and other expense	(3,345)	(8,947)	(7,045)

Loss before income taxes, deemed dividend and extraordinary item	(10,483)	(210,675)	(166,420)
Provision for income taxes	(1,500)	—	—

Loss before deemed dividend and extraordinary item	(11,983)	(210,675)	(166,420)
Series C convertible preferred stock deemed non-cash dividend	—	—	(67,530)
Extraordinary item: gain from retirement of senior discount notes	8,736	—	—

Net loss applicable to common stockholders	$(3,247)	$(210,675)	$(233,950)

Basic and diluted net income (loss) per share:
Basic and diluted net income (loss) before deemed dividend and extraordinary item	$(0.17)	$(3.45)	$(117.78)
Series C convertible preferred stock deemed non-cash dividend	—	—	(47.79)
Extraordinary item: gain from retirement of senior discount notes	0.12	—	—

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.05)	$(3.45)	$(165.57)

Shares used in computing basic and diluted net loss per share applicable to common stockholders	71,535	61,089	1,413

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of revenue	$(4,116)	$13,046	$20,062
Research and development	(1,127)	8,537	12,746
Sales and marketing	(2,279)	8,830	21,026
General and administrative	(6,781)	12,253	17,891

Total amortization (reversal) of deferred stock compensation	$(14,303)	$42,666	$71,725

(1)	Given the non cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2000	19,372	$19	16,076	$16	$40,783	$(181)	$(14,966)	$(4,981)	$—	$20,690
Issuance of warrants in conjunction with senior discount notes in February 2000	—	—	—	—	9,827	—	—	—	—	9,827
Issuance of Series C convertible preferred stock (less issuance costs of $140) in June 2000	7,034	7	—	—	119,852	—	—	—	—	119,859
Deemed non-cash dividend on Series C convertible preferred stock	—	—	—	—	67,530	—	—	(67,530)	—	—
Conversion of Series A convertible preferred stock to common stock	(20)	—	20	—	—	—	—	—	—	—
Issuance of common stock to consultants	—	—	20	—	—	—	—	—	—	—
Exercise of options to purchase common stock for cash and notes, net of repurchases	—	—	4,762	5	5,958	(5,680)	—	—	—	283
Repayment of note receivable	—	—	—	—	—	68	—	—	—	68
Deferred stock compensation	—	—	—	—	150,764	—	(150,764)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	74,234	—	—	74,234
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(1,587)	—	1,587	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(166,420)	—	(166,420)
Unrealized gain on short term investments	—	—	—	—	—	—	—	—	50	50
Total comprehensive loss										(166,370)

Balance at January 31, 2001	26,386	26	20,878	21	393,127	(5,793)	(89,909)	(238,931)	50	58,591
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(26,386)	(26)	26,386	26	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering (less issuance costs of $14,961) in March 2001	—	—	28,750	29	157,510	—	—	—	—	157,539
Issuance of common stock in a private placement in March 2001	—	—	877	1	4,999	—	—	—	—	5,000
Exercise of stock options by employees, net of repurchases	—	—	(2,693)	(3)	(2,431)	2,085	—	—	—	(349)
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	539	1	1,180	—	—	—	—	1,181
Exercise of common stock warrants	—	—	1,157	1	30	—	—	—	—	31
Repayment of note receivable	—	—	—	—	—	686	—	—	—	686
Amortization of deferred stock compensation	—	—	—	—	—	—	42,666	—	—	42,666
Charge for accelerated vesting of options to terminated employees	—	—	—	—	2,879	—	—	—	—	2,879
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(22,704)	—	22,704	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(210,675)	—	(210,675)

OPSWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Translation adjustment	—	—	—	—	—	—	—	—	(58)	(58)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(15)	(15)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(210,748)

Balance at January 31, 2002	—	—	75,894	76	534,590	(3,022)	(24,539)	(449,606)	(23)	57,476
Exercise of stock options by employees, net of repurchases	—	—	15	(1)	(434)	1,062	—	—	—	627
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	724	1	1,054	—	—	—	—	1,055
Issuance of common stock in connection with the retirement of senior discount notes	—	—	2,046	3	2,997	—	—	—	—	3,000
Repayment of note receivable	—	—	—	—	—	1,167	—	—	—	1,167
Charge for accelerated vesting of options to terminated employees	—	—	—	—	54	—	—	—	—	54
Amortization of deferred stock compensation	—	—	—	—	—	—	12,524	—	—	12,524
Reversal of deferred compensation based on straight line vs. graded	—	—	—		(26,827)	—		—	—	(26,827)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(10,350)	—	10,350	—	—	—
Repurchase of common stock	—	—	(68)	—	(108)	—		(10)	—	(118)
Components of comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(3,247)	—	(3,247)
Translation adjustment	—	—	—	—	—	—	—	—	427	427

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(2,820)

Balance at January 31, 2003	—	—	78,611	$79	$500,976	$(793)	$(1,665)	$(452,863)	$404	$46,138

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2003	2002	2001
Operating activities:
Loss before deemed dividend and extraordinary item	$(11,983)	$(210,675)	$(166,420)
Extraordinary item	8,736	—	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,503	26,943	12,807
Accretion on notes payable	2,544	6,420	5,953
Amortization of warrants related to senior discount notes	656	1,965	889
Gain from the retirement of senior discount notes	(8,736)	—	—
Gain from the sale of assets and liabilities related to Managed Services Business	(50,660)	—	—
Charges related to stock awards to consultants and lessor	—	—	2,604
Amortization (reversal) of deferred stock compensation	(14,303)	42,666	71,725
Loss on disposal of property and equipment	5,071
Non-cash restructuring charges	54	2,879	—
Changes in operating assets and liabilities:
Accounts receivable	1,038	(3,745)	(7,375)
Prepaids, other current assets and other assets	(790)	2,686	(6,054)
Accounts payable	(503)	(10,549)	12,016
Accrued compensation	(4,340)	2,384	3,139
Accrued data center facilities costs	591	2,252	4,562
Other accrued liabilities	3,146	(154)	6,414
Foreign income taxes	1,500	—	—
Advances from customers	2,539	—	—
Deferred revenue	(11,022)	8,428	13,450
Accrued restructuring costs	(7,230)	17,081	—

Net cash used in operating activities	(66,189)	(111,419)	(46,290)
Investing activities:
Capital expenditures	(2,993)	(14,105)	(56,476)
Purchases of short-term investments	—	(3,288)	(16,720)
Maturities and sales of short-term investments	3,288	10,244	6,476
Decrease (increase) in restricted cash	17,114	5,805	(26,740)
Proceeds on sale of assets and liabilities related to Managed Services Business, net	61,218	—	—

Net cash (used in) provided by investing activities	78,627	(1,344)	(93,460)

Financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	—	119,859
Proceeds from issuance of common stock, net of repurchases	1,682	163,329	283
Proceeds from issuance of senior discount notes	—	—	45,137
Payments to retire senior discount notes	(42,000)	—	—
Principal payments on capital lease obligations	(1,422)	(3,275)	(2,638)
Proceeds from repayment of notes receivable	1,167	686	68
Repurchase of common stock	(118)	—	—

Net cash (used in) provided by financing activities	(40,691)	160,740	162,709

Net increase (decrease) in cash and cash equivalents	(28,253)	47,977	22,959
Cash and cash equivalents at beginning of period	91,415	43,438	20,479

Cash and cash equivalents at end of period	$63,162	$91,415	$43,438

Supplemental schedule of noncash investing and financing activities:
Issuance of warrants in conjunction with senior discount notes	$—	$—	$9,827
Issuance of common stock in exchange for notes receivable	—	—	5,680
Equipment purchased under capital lease	1,204	2,648	5,408
Series C preferred stock deemed, non-cash dividend	—	—	67,530
Conversion of Series A convertible preferred stock to common stock	—	—	40
Cancellation of stockholders’ notes receivable for unvested stock awards	1,062	2,085	—
Issuance of common stock in connection with the retirement of the senior discount notes	3,000	—	—
Reclassification of deferred revenue to accrued data center facility costs	6,850	—	—
Supplemental disclosures:
Cash paid for interest	111	476	75

See accompanying notes.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc., formerly Loudcloud, Inc., (“Opsware,” “the Company,” or “we”), was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company refers to this business as its Managed Services Business. The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software.

On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business is not considered a discontinued operation.

The Company currently sells its Opsware System software to enterprises, government agencies and service providers looking to reduce costs and increase IT efficiencies. The Company refers to this business as the Software Business. The Opsware System automates key server and software operations in data centers, including provisioning, changing, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications across geographically disparate locations and heterogeneous data center environments.

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The U.S. Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, impairment of long-lived assets, restructuring costs and accruals and contingencies.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with maturity from the date of purchase of three months or less to be cash equivalents and investment securities with maturity from the date of purchase of more than three months, but less than twelve months, to be short-term investments.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. The Company places all of its cash equivalents, short-term investments and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, restricted cash and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations and maintains reserves for potential losses.

For the year ended January 31, 2003, no customer accounted for more than 10% of the Company’s net revenue. For the year ended January 31, 2002, Nike and Atriax accounted for 13% and 12% of the Company’s net revenue, respectively. For the year ended January 31, 2001, Nike and Rational Software accounted for 23% and 14% of the Company’s net revenues, respectively. As of January 31, 2002, Atriax, Consignia and Office of the e-Envoy, accounted for 12%, 13% and 10% of the Company’s accounts receivable balance, respectively. For the year ended January 31, 2003, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Revenue Recognition

Prior to August 15, 2002, the closing of the sale of the Company’s Managed Services Business to EDS, the Company generated revenue in its Managed Services Business through the sale of managed Internet services. Substantially all revenue recognized prior to August 15, 2002 was generated from the Managed Services Business. The Company recognized revenue ratably over the managed services contract period as services were fulfilled, provided that the earnings process was complete. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, the Company provided certain guarantees regarding scheduled uptime to its customers on a monthly basis.

The Company reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to its accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. In addition to the service credits, the Company occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant. The process for estimating these types of credits included analyzing the historical experiences with such credits and comparing them to events that occurred in the then-current month.

As part of the Company’s Software Business going forward the Company will recognize revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’” (“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition is deferred until such time as all criteria are met. If the Company receives cash from customers, but has not met the criteria for revenue recognition, the amounts received are included in advances from customers. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

The Company will generate revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. The Company expects the sale of software licenses and maintenance to be the primary component of its revenue.

License revenue will be comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once the Company establishes vendor specific objective evidence of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. If the Company is not able to establish vendor specific objective evidence of maintenance, both the license and maintenance revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement will be recognized ratably over the term of the license period. See Note 7 for further discussion on the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

Services revenue will be comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of the Company’s software and when reliable estimates are available for the costs and efforts necessary to complete the services, both the license and services revenues under the arrangement will be recognized under the percentage of completion method of accounting based upon input measures of hours. When such estimates are not available, the completed contract method will be utilized. When an arrangement includes contractual milestones, the Company will recognize revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether the services are available for other customers, do not involve a significant degree of risk or unique acceptance criteria and whether it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of consulting services is based upon hourly rates. The Company will enter into standalone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements.

The Company intends to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”). In connection with these

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements, there is no right of return or price protection for sales to resellers. The Company will not recognize revenue from resellers when the Company is aware that a reseller does not have a purchase order or other contractual agreement from an end user.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and is a percentage of the accounts receivable balance. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, its customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. If actual write-offs were greater than the Company’s estimates, it would increase its allowance for doubtful accounts, which would increase its bad debt expense. In connection with the Company’s sale of the Managed Services Business to EDS, it sold to EDS all of its Managed Services Business accounts receivables as of the closing date.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by FAS 148, the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net loss and net loss per share would have been reduced or increased to the pro forma amounts indicated below:

	Year Ended January 31,
	2003	2002	2001
	(in thousands, except per share amounts)
As reported consolidated net loss applicable to common stockholders	$(3,247)	$(210,675)	$(233,950)
Stock-based compensation included in reported net loss	(14,303)	42,666	71,725
Total stock-based employee compensation expense determined under the fair value based method for all awards	(10,520)	(9,685)	(5,150)

Consolidated pro forma net loss applicable to common stockholders	$(28,070)	$(177,694)	$(167,375)

Earnings Per Share:
As reported consolidated net loss per share applicable to common stockholders—basic and diluted	$(0.05)	$(3.45)	$(165.57)

Consolidated pro forma net loss per share applicable to common stockholders—basic and diluted	$(0.39)	$(2.91)	$(118.45)

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards			Employee Stock Purchase Plan
	Year Ended January 31,			Year Ended January 31,
	2003	2002	2001	2003	2002	2001
Risk-free interest yield	4.0%	6.0%	6.0%	4.0%	6.0%	—
Expected life (years)	4.0	4.0	4.0	0.5	0.5	—
Volatility	115%	157%	70%	115%	157%	—
Dividend yield	0%	0%	0%	0%	0%	—

The weighted average grant date fair value per share was $0.93, $3.02 and $3.88 for stock purchase rights and stock options granted in the years ended January 31, 2003, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment losses. According to its accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from its customers is less than the carrying value of its long-lived assets, the Company compares the estimated discounted future net cash flows to be generated from its customers to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated discounted future net cash flow.

Restructuring Costs

During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation. We are attempting to sublet non-cancelable leased facilities that we have vacated. If the length of time before we find tenants for these facilities or the market rental rates differ significantly from our estimates, our actual costs will differ from the charge that was initially recorded. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we will review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts, and could result in additional expenses or the recovery of amounts previously recorded.

Accruals and Contingencies

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a material impact on its results of operations and financial position. In addition, the Company has retained various liabilities related to its Managed Services Business. The outcome of these liabilities could result in a material difference from its current estimates, and could result in additional expenses or the recovery of amounts previously recorded. See Note 12 for a description of its material legal proceedings.

Advertising Expenses

All advertising costs are expensed as incurred. Advertising costs were $394,000, $2.3 million and $629,000 for the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

Costs of software developed internally by the Company for use in its operations are accounted for under the American Institute of Certified Public Accountant’s Statement of Position (SOP) 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. Under SOP 98-1, the Company expenses costs of research, including pre-development efforts prior to establishing technological feasibility, and costs incurred for training and maintenance. Software development costs are capitalized when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company’s costs incurred during the application development stage were insignificant, and, accordingly, no costs related to internal use software have been capitalized through January 31, 2003.

Comprehensive Income (Loss)

Under SFAS 130, the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from net income (loss).

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

Recently Issued Accounting Standards

In July 2002, the FASB approved Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal only expresses management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The Company adopted SFAS 146 in July 2002.

In July 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sale-leaseback transactions. The Company adopted SFAS 145 in the first quarter of fiscal 2004 which will require the reclassification of the gain on the extinguishment of debt from an extraordinary item in the Company’s results of operations for the periods subsequent to January 31, 2003.

In November 2002, the FASB issued Financial Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company adopted FIN 45 in December 2002. The Company does not expect the adoption of Interpretation 45 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since the Company has not elected to change to the fair value based method of accounting and therefore does not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS 148 had no impact on its financial position, results of operations or cash flows. The consolidated pro forma net loss applicable to common stockholders under SFAS 123 was $28.1 million, $177.7 million and $167.4 million for the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company adopted FIN 46 in January 2003. The Company does not currently have any interest in variable interest entities and, accordingly, does not expect the adoption of FIN 46 to have any impact on its historical financial position, results of operations or cash flows.

2.    Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

The following is a summary of securities as of January 31, 2003 and 2002 (in thousands):

	January 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash and money market funds	$66,983	$—	$—	$66,983

Reported as:
Cash and cash equivalents	$63,162	$—	$—	$63,162
Restricted cash	3,821	—	—	3,821

	$66,983	$—	$—	$66,983

	January 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash and money market funds	$112,350	$—	$—	$112,350
U.S. Government Agencies	3,303	3	18	3,288

	$115,653	$3	$18	$115,638

Reported as:
Cash and cash equivalents	$91,415	$—	$—	$91,415
Short-term marketable securities	3,303	3	18	3,288
Restricted cash	20,935	—	—	20,935

	$115,653	$3	$18	$115,638

The approximately $3.3 million of available-for-sale debt securities as of January 31, 2002, had a contractual maturity of one year or less.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consist of the following:

	January 31, 2003	January 31, 2002
	(in thousands)
Computer and other related equipment	$12,826	$45,829
Office equipment, leasehold improvements, furniture, and fixtures	8,722	10,894
Software	9,891	26,195

	31,439	82,918
Less accumulated depreciation and amortization	(25,889)	(39,828)

Property and equipment, net	$5,550	$43,090

Depreciation and amortization expense amounted to $17.5 million, $26.9 million and $12.8 million for the years ended January 31, 2003, 2002 and 2001, respectively. As of January 31, 2003 and 2002 property and equipment acquired under capital leases totaled $0.1 million and $2.6 million, respectively, and had related accumulated amortization of $0 and $2.7 million, respectively.

4.    Retirement of Senior Discount Notes

On February 9, 2000, the Company issued to Morgan Stanley & Co. Incorporated 66,000 units at a per unit price of $683.89 of 13% Senior Discount Notes (the “Notes”) for an aggregate amount of $45.1 million. The Notes were due in February 2005. In connection with the issuance of these Notes, the Company also issued detachable warrants to purchase an aggregate of 1.2 million shares of common stock at an exercise price of $0.02 per share. Of the $45.1 million in gross proceeds from the issuance, $9.8 million was allocated to additional paid-in capital for the deemed fair value of the warrants and recorded as a discount to the Notes. The discount on the Notes was being amortized to interest expense, using the effective interest method, over the life of the Notes.

At the time of issuance the Notes were sold at a substantial discount from their principal amount at maturity of $66.0 million. Prior to August 15, 2003, no cash interest payments were required; instead, interest would accrete during this period to the aggregate principal amount at maturity. From and after February 15, 2003, the Notes would bear interest at a rate of 13% per annum payable in cash each February 15 and August 15. The Notes were redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture agreement relating to the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture relating to the Notes contained certain covenants that, among other things, limited the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make certain investments, create liens, engage in transactions with stockholders and affiliates, sell assets, and engage in mergers and consolidations. However, these limitations were subject to a number of important qualifications and exceptions.

On June 14, 2002, the Company repurchased from Morgan Stanley & Co. Incorporated the Notes for $42.0 million of cash and issued 2,046,385 shares of its common stock, representing $3.0 million worth of the Company’s common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments

Rent expense was $3.5 million, $10.0 million and $5.1 million for the years ended January 31, 2003, 2002 and 2001, respectively. The Company leases approximately 75,000 square feet in Sunnyvale, California for its corporate headquarters, under a lease expiring in 2010. The Company issued a letter of credit in connection with this lease, which requires the Company to hold on deposit approximately $2.3 million of restricted cash with the issuer of the letter of credit. This amount is shown as restricted cash, as of January 31, 2003, on the accompanying balance sheet. In October 2000, the Company agreed to lease approximately 150,000 square feet for general corporate purposes in Sunnyvale, California. These leases were restructured in May 2001 and August 2002. The related cost of these leases was approximately $5,100 per month, net of the proceeds received from the subleases and as a result of the restructurings. The Company issued a letter of credit of approximately $23.2 million to the lessor in association with one of the leased facilities in November 2000, which was subject to a phased release through June 2003. On November 1, 2002, the Company paid the remaining lease obligation of $8.0 million. As a result of the payment, the remaining letter of credit was released. The Company issued a letter of credit for $1.0 million in December 2000 for the other leased facility. These leases expire between 2003 and 2005.

In October 2000, the Company agreed to lease 22,000 square feet for general corporate purposes in Chantilly, Virginia. The lease was transferred to EDS as part of the asset purchase agreement. However, we were required to maintain the letter of credit for $500,000 through the expiration of the lease in June 2005.

Future payments under all noncancelable leases entered into as of January 31, 2003 are as follows:

Years ending January 31,	Capital Leases	Operating Leases
	(in thousands)
2004	$49	$3,583
2005	24	4,211
2006	—	4,545
2007	—	3,207
2008	—	3,312
Thereafter	—	8,192

Total minimum payments	73	$27,050

Less amount representing interest	7

Present value of minimum payments	66
Less current portion	43

Long-term portion	$23

Future payments under operating leases are shown net of approximately $2.9 million due from noncancelable subleases as of January 31, 2003.

6.    Restructuring Costs

In May 2001, while operating the Managed Services Business, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of approximately 122 employees, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2001. Included in the $30.2 million was a noncash charge of $2.9 million related to accelerating the vesting of options for certain employees. The Company recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the fiscal year ended January 31, 2003. The recovery consisted of $0.1 million related to workforce reduction and $0.5 million related to the disposal of property and equipment.

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at January 31, 2003
Workforce reduction	$5.4	$(3.0)	$(2.4)	$—
Consolidation of excess facilities	20.6	—	(19.6)	1.0
Disposal of property and equipment	4.2	(0.5)	(3.7)	—

Total	$30.2	$(3.5)	$(25.7)	$1.0

In September 2001, while operating the Managed Services Business, the Company announced an organizational realignment to increase operational effectiveness and reduce costs. The organizational realignment included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of certain positions. Approximately 66 employees were affected as a result of the organizational realignment. As a result of the organizational realignment, the Company recorded a reorganization charge of $1.3 million, which was classified as operating expenses in the quarter ended October 31, 2001. All of the costs associated with the September 2001 organizational realignment were workforce related. As of January 31, 2003, the Company had made all cash payments related to the September 2001 reorganization.

In June 2002, the Company announced a restructuring program in connection with its entering into an agreement to sell the assets and liabilities of the Managed Services Business to EDS, which included a worldwide workforce reduction and a provision for the impairment of excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as operating expenses in the quarter ended July 31, 2002.

A summary of the June 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at January 31, 2003
Workforce reduction	$3.8	$(0.1)	$(3.7)	$—
Disposal of property and equipment	3.2	(3.2)	—	—

Total	$7.0	$(3.3)	$(3.7)	$—

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of FAS 146, which we adopted in July 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at January 31, 2003
Consolidation of excess facilities	$12.1	$—	$(3.2)	$8.9
Disposal of property and equipment	1.2	(1.2)	—	—

Total	$13.3	$(1.2)	$(3.2)	$8.9

7.    Transactions with EDS

On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The following is a reconciliation of the gain for the sale of assets and liabilities (in thousands):

Gain on sale of assets and liabilities related to Managed Services Business:
Proceeds		$63,500
Accounts receivable	$(10,265)
Other current assets	(1,655)
Property and equipment	(19,590)
Other assets	(55)
Accounts payable	2,602
Accrued liabilities	5,668
Deferred revenue	11,165
Capital leases	1,905	(10,225)

Deferred gain		(333)
Transaction costs		(2,282)

Gain on sale of assets and liabilities related to Managed Services Business		$50,660

In addition to the amounts above, the Company also transferred to EDS the liabilities of the Managed Services Business incurred subsequent to August 15, 2002. The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business is not considered a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has accounted for the sale of assets and liabilities related to the Managed Services Business as a gain in the Statement of Operations.

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. The Company believes that the likelihood of its obligation to indemnify EDS for these matters is remote. However, if EDS makes a claim for indemnification, the Company may be required to expend significant cash resources in defense and settlement of the claim.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the purchase price, the Company granted EDS a license to use its Opsware software to service those customers that were transferred to EDS, and a license to certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS of which approximately $121,000 was recognized during the year ended January 31, 2003. The remaining balance will be amortized through January 15, 2004. The Company retained title to all of its proprietary Opsware software. In addition, the Company issued a $4.0 million letter of credit in favor of EDS to cover any post-closing liabilities related to the net asset adjustment test contained in the asset purchase agreement with EDS as defined in the asset purchase agreement. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement and released the letter of credit.

In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, contemporaneous with execution of the asset purchase agreement, the Company executed a license and maintenance agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to license the Company’s Opsware software. Under the Opsware license and maintenance agreement, EDS will pay the Company (subject to the Company developing specified features and functions) a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. Subsequent to the fiscal year ended January 31, 2003, the Company delivered and received acceptance on all of the specified features and functions owing to EDS.

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Given that the license and maintenance agreement contains extended payment terms and the Company does not have vendor specific objective evidence of fair value of maintenance, the Company will recognize the license fees from EDS (once all functions and features are delivered) when the monthly minimum commitment is due. The payments from EDS will be equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Accordingly, the Company will recognize the fees from EDS as license revenue over the remaining term of the license, beginning in the three month period ended April 30, 2003.

At the end of the initial three-year license term, EDS is required to either (1) pay annual license fees at the higher of the then current rate of usage, based on the defined license fee per device or the contractual minimum in order to renew the license or (2) if not renewed, EDS must discontinue all use of the technology. The license and maintenance agreement expires after year five (the initial term plus two one-year periods) and any additional use of the software by EDS would require a new license agreement.

8.    Stockholders’ Equity

Initial Public Offering

In March 2001, the Company received approximately $163 million in net cash proceeds from the sale of approximately 28.75 million shares of the Company’s common stock in an initial public offering and approximately 877,000 shares of the Company’s common stock in a private placement to Compaq. On March 1, 2001, the Company had entered into an agreement with Compaq under which the Company agreed to sell Compaq $5 million worth of the Company’s common stock at a per share price equal to 95% of the Company’s per share initial public offering price of $6.00 per share. The 5% discount has been amortized into cost of revenue.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split

In February 2001, the holders of a majority of our outstanding stock approved by written consent a reverse stock split of our outstanding common stock and preferred stock pursuant to which every two shares of common stock were combined and exchanged into one share of common stock and every two shares of preferred stock were combined and exchanged into one share of preferred stock. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

Preferred Stock

All outstanding preferred stock converted to common stock upon completion of the initial public offering in March 2001. The Company is authorized to issue up to 15 million shares of undesignated preferred stock, none of which has been issued as of January 31, 2003.

Common Stock

In October 1999, the Company sold at fair market value 11.4 million shares of common stock to its founders for cash. The shares of common stock vested as to 25% on the first anniversary of the issuance date with the balance vesting ratably over the remaining period of three years as specified in the purchase agreements. All unvested shares purchased by the founders are subject to repurchase by the Company at the original cost if the founders’ employment is terminated. As of January 31, 2003, 1.9 million shares were subject to repurchase. The sale of common stock to the founders at fair market value was accounted for as an increase in equity. The measurement date of the founders’ stock is not changed solely by the provision that termination of employment reduces the number of shares of stock that may be issued.

Amended and Restated Certificate of Incorporation

In March 2001, the Company amended and restated its Certificate of Incorporation to increase the authorized common stock to 200 million shares.

Common Stock Repurchases

In November 2002, the Company’s Board of Directors approved the repurchase of up to $5.0 million worth of the Company’s common stock. Pursuant to the repurchase program, the Company is required to obtain Board approval prior to exceeding certain cash expenditure levels. The term of the repurchase program expires on December 31, 2005. As of January 31, 2003 the Company repurchased 52,000 shares at prices ranging from $1.77 to $1.98, for an aggregate price of $98,000, in the open market pursuant to the repurchase program. An additional 16,000 shares at prices ranging from $0.74 to $1.78, for an aggregate of $20,000, were repurchased from employees due to default of their stockholder notes.

Stock Option Plans

In September 1999, the Board of Directors adopted the 1999 Stock Plan. In August 2000, the Board of Directors adopted the 2000 Stock Plan. These plans terminated upon the date of the Company’s initial public offering in March 2001. Since that time, no additional options have been granted or in the future will be granted under these plans. However, this termination did not affect any options outstanding under these plans, all of which will remain outstanding until exercised or until they terminate or expire by their terms. Options granted under these plans are subject to terms substantially similar to those granted under its 2000 Incentive Stock Plan described below.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The number of shares reserved for issuance under the Company’s 2000 Incentive Stock Plan provides for annual increases on the first day of the Company’s fiscal year beginning in 2003 by an amount equal to the lesser of (i) 8% of the outstanding shares of the Company’s common stock on the first day of the year; provided, however, such percentage shall decrease to 6% of the outstanding shares of the Company’s common stock beginning after 2007, (ii) 9.0 million shares or (iii) an amount determined by the Company’s Board of Directors. In February 2003, an additional 3.9 million shares were made available pursuant to the annual increase provisions.

The Director Option Program is part of the Company’s 2000 Incentive Stock Plan and provides for the periodic grant of nonstatutory stock options to the Company’s non-employee directors.

2000 Employee Stock Purchase Plan

In September 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan. A total of 1.5 million shares of the Company’s common stock were made available for sale under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company’s fiscal year beginning in 2003 in an amount equal to the lesser of (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company’s common stock on that date, or (iii) an amount determined by the Company’s Board of Directors. In February 2003 and 2002, an additional 1.6 million and 1.5 million shares, respectively, were made available pursuant to the annual increase provisions. The Company’s Board of Directors or a committee of its Board administers the plan.

The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period. The Company issued 1,262,697 shares under the Purchase Plan as of January 31, 2003. At January 31, 2003, the Company had 1,755,180 shares reserved for future issuance.

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In January 2000, the Company issued a warrant to purchase 5,000 shares of Series B convertible preferred stock with an exercise price of $1.68 per share in connection with the leasing of its new office space. The warrant was exercised in March 2001 when the Company successfully completed its initial public offering. The Company recorded amortization of the warrant of $5,300 during the year ended January 31, 2000.

In February 2000, in connection with the issuance of the Notes, the Company issued detachable warrants to purchase an aggregate of 1.2 million shares of common stock at an exercise price of $0.02 per share. The warrants were to expire in February 2010. The deemed fair value of the warrants of $9.8 million was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: deemed fair market value of the common stock of $10.80 on the day of issuance, risk free interest rate of 6.0%, contractual life of the warrants of ten years, volatility of 70%, and a dividend rate of zero. The amount represented a discount to the face value of the notes and was amortized to interest expense, using the effective interest method, over the life of the Notes. These warrants were exercised in full during October 2001.

In February 2001, the Company entered into a marketing alliance agreement with Accenture. Accenture is entitled to receive marketing assistance fees and has been issued a warrant to purchase up to 250,000 shares of the Company’s common stock. The shares subject this warrant vest upon the achievement of specified contingencies. A specified number of shares fully vest and become immediately exercisable and non-forfeitable upon the signing of each contract between Opsware and a new customer referred to the Company by Accenture. The shares subject to the warrant can be earned through the termination of the agreement in February 2004, and vested shares subject to the warrant expire on February 28, 2006. The Company will record the fair value of each share as it vests using the Black-Scholes pricing model. A significant factor in the Black-Scholes pricing model will be the fair value of our stock when the shares vest compared to the exercise price. The exercise price is $6.00 per share. The fair value of the shares that vest upon the signing of a customer’s contract will be amortized into operating expenses (marketing expenses) over the life of the contract between the customer and Opsware. To date, no shares have vested. In addition, upon the signing of a contract between Opsware and a customer referred from Accenture, Accenture is entitled to receive marketing assistance fees, payable monthly, based on a percentage of amounts payable to us under the contract. The marketing assistance fees will be recognized monthly by us based on the fees due Accenture.

Notes Receivable from Stockholders

The Company has notes receivable outstanding of $793,000 from employees as of January 31, 2003, issued to finance the purchase of shares of common and the convertible preferred stock of the Company. The notes are full recourse notes that bear interest at a rate of approximately 6% per annum with principal and interest due four years from the original issuance date. The notes were issued from inception (September 9, 1999) to August 2000.

Options to Consultants

As of January 31, 2003, the Company had granted stock purchase rights and options for 122,033 shares of common stock to consultants of which 2,000 shares remain subject to repurchase at a weighted average exercise price of $1.2967 per share. These options were granted in exchange for consulting services to be rendered and vest over a period of three to four years. These options were exercised by the consultants, but the shares are subject to repurchase by the Company.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes all stock option plan activity:

		Options and Stock Purchase Rights Outstanding
	Shares Available	Shares	Weighted Average Exercise Price
Balance at January 31, 2000	3,811,447	—	$—
Shares Authorized	8,103,737	—	—
Granted	(9,277,665)	9,277,665	5.34
Exercised		(5,026,313)	1.20
Repurchases	264,670	—	—
Cancellations	105,475	(105,475)	9.96

Balance at January 31, 2001	3,007,664	4,145,877	10.23
Shares Authorized	13,500,000	—	—
Granted	(12,438,066)	12,438,066	3.37
Exercised		(19,170)	4.62
Repurchases	2,714,177	—	0.82
Cancellations	2,366,885	(2,366,885)	8.27

Balance at January 31, 2002	9,150,660	14,197,888	4.55
Shares Authorized	—	—	—
Granted	(6,908,518)	6,908,518	1.19
Exercised		(1,107,785)	0.66
Repurchases	1,090,557		1.06
Cancellations	6,469,024	(6,469,024)	5.17

Balance at January 31, 2003	9,801,723	13,529,597	2.86

Exercisable at end of period		5,480,919	$3.61

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option to purchase 500,000 shares with an exercise price of $18.00 per share held by him. The cancellation of this option resulted in variable accounting expense with respect to another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company did not recognize any compensation expense with respect to this option during the fiscal year ended January 31, 2003 because the option was out of the money through January 31, 2003.

The following table summarizes significant ranges of outstanding and exercisable options at January 31, 2003:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.47–$1.46	4,545,461	9.22	$0.93	1,650,973	$1.34
1.49– 1.99	2,935,437	9.13	1.84	772,107	1.87
2.02– 3.68	3,975,117	8.57	3.37	1,737,233	3.28
4.00–13.00	1,850,444	8.09	6.29	1,161,513	6.51
18.00–18.00	223,138	7.84	18.00	159,093	18.00

	13,529,597	8.83	$2.86	5,480,919	$3.61

There were 3.4 million unvested shares of common stock subject to repurchase as of January 31, 2003. Common stock is subject to repurchase upon termination of the employment of the holder of the stock purchase right. Such shares are subject to repurchase at their original issuance prices.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. Through January 31, 2001, the Company recorded $168.0 million in deferred compensation for stock purchase rights and stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Compensation expense (benefit) of $(14.3) million, $42.7 million and $71.7 million was recognized using the graded vesting method for the years ended January 31, 2003, 2002 and 2001, respectively. In addition, the Company reversed $26.8 million from deferred compensation related to employees that were terminated during fiscal 2003 and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method.

9.    Segment Information

Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. Prior to August 15, 2002, the Company was organized geographically between the United States and Europe. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure was the primary basis for which allocation of resources and financial performance was assessed. During the period ended

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2003, the Company also had two operating segments, managed Internet services and IT automation software. However, since revenue from the sale of the Company’s Opsware IT automation software has been insignificant to date, the table below only shows revenue and net long-lived assets for the two geographic regions. Since August 15, 2002, the Company has only one worldwide geographic segment, the United States, and one operating segment focusing on the Software Business.

Net revenue by geographic location were as follows (in thousands):

	Years Ended January 31,
	2003	2002	2001
Revenue generated in the United States (1)	$30,341	$52,073	$15,486
Revenue generated in Europe	7,362	3,939	—

Revenue as reported	$37,703	$56,012	$15,486

(1)	For the year ended January 31, 2003, no customer accounted for more than 10% of the Company’s net revenue. For the year ended January 31, 2002, Nike and Atriax accounted for 13% and 12% of the Company’s net revenue, respectively. As of January 31, 2001, Nike and Rational Software accounted for 23% and 14% of the Company’s net revenues, respectively.

Net long-lived assets and total assets by geographic location were as follows (in thousands):

	As of January 31,
	2003	2002
United States	$5,550	$40,206
Europe	—	2,884

Total	$5,550	$43,090

10.    Income Taxes

The provision for income taxes consists of the following (in thousands):

January 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,500	—	—

	1,500	—	—
Deferred:			—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Provision for income taxes	$1,500	$—	$—

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	January 31,
	2003	2002	2001
Federal statutory rate	$(4,194)	$(73,736)	$(58,247)
Foreign income taxes	1,500	—	—
Unbenefited net operating loss	4,194	73,736	58,247

	$1,500	$—	$—

Foreign pretax income was insignificant for the years ended January 31, 2003, 2002, and 2001. The $1.5 million tax expense relates to capital gains from the sale of the Managed Services Business in a foreign jurisdiction.

Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	January 31,
	2003	2002
Net operating loss carryforwards	$96,600	$64,000
Deferred revenue	1,300	8,000
Non-deductible reserves and accruals	5,300	10,500
Other	3,300	2,100

Total deferred tax assets	106,500	84,600
Valuation allowance	(106,500)	(84,600)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $21.9 million, $46.1 million and $37.3 million during the years ended January 31, 2003, 2002 and 2001, respectively.

As of January 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $253.0 million, which expire in the years 2020 through 2023, and federal research and development tax credits of approximately $930,000, which expire in the years 2020 through 2023. In addition, the Company had state net operating loss carryforwards for sate income tax purposes of approximately $176.0 million, which expire in the years 2010 through 2014, and state research and development credits of approximately $980,000, which do not expire.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss and tax credit carryforwards before utilization.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net income (loss) per share is computed by dividing the consolidated net income (loss) by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net income (loss) per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended January 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Consolidated net loss applicable to common stockholders before deemed dividend and extraordinary item	$(11,983)	$(210,675)	$(166,420)
Series C convertible preferred stock deemed non-cash dividend	—	—	(67,530)
Extraordinary item: gain from retirement of senior discount notes	8,736	—	—

Consolidated net loss applicable to common stockholders	$(3,247)	$(210,675)	$(233,950)

Denominator:
Weighted average common shares outstanding	77,627	73,805	19,006
Less weighted average shares subject to repurchase	(6,092)	(12,716)	(17,593)

Shares used in basic and diluted consolidated net loss per share	71,535	61,089	1,413

Historical basic and diluted consolidated net loss per share applicable to common stockholders before deemed dividend and extraordinary item	$(0.17)	$(3.45)	$(117.78)
Series C convertible preferred stock deemed non-cash dividend	—	—	(47.79)
Extraordinary item: gain from retirement of senior discount notes	0.12	—	—

Historical basic and diluted consolidated net loss per share applicable to common stockholders	$(0.05)	$(3.45)	$(165.57)

The Company has excluded the impact of all convertible preferred stock, shares of common stock subject to repurchase, warrants for convertible preferred stock, common stock and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 12.0 million, 15.3 million and 43.2 million for the years ended January 31, 2003, 2002 and 2001, respectively.

12.    Legal Proceedings

On November 26, 2002, the Company entered into a settlement agreement with Frontera Corporation relating to a lawsuit brought by Frontera on July 16, 2002 in the Superior Court of California, County of Santa Clara, claiming that the Company failed to comply with its obligations under the agreement and plan of merger and reorganization with Frontera and seeking to compel the Company to consummate the acquisition, or in the alternative, pay damages. The settlement agreement resulted in a full and final settlement and dismissal of all litigation brought by Frontera and a release and termination of the obligations of both parties under the merger agreement. Pursuant to the settlement agreement, the Company is not required to issue any shares of its common stock to Frontera.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company breached its amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, the Company received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers and the migration of our Managed Services Business operations into these three data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2003 has since been reclassified to accrued data center facility costs. The Company believes that it has not breached any of the agreements and will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing expenses in connection with this arbitration.

13.    Quarterly Results (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended January 31, 2003
Net revenue	$17,438	$17,507	$2,627	$131
Cost of revenue	25,267	22,760	2,995	974
Restructuring charges, net	—	7,013	12,669	—
Amortization (reversal) of deferred stock compensation	5,936	44	(18,303)	(1,980)
Loss from operations	(28,414)	(24,867)	(2,410)	(5,614)
Gain on sale of assets and liabilities related to Managed Services Business	—	—	50,660	—
Income (loss) before deemed dividend and extraordinary item	(30,380)	(25,412)	49,088	(5,279)
Extraordinary item: gain from retirement of senior discount notes	—	8,736	—	—
Net income (loss)	(30,380)	(16,676)	49,088	(5,279)
Basic net income (loss) per share before extraordinary item	(0.46)	(0.36)	0.67	(0.07)
Diluted net income (loss) per share before extraordinary item	(0.46)	(0.24)	0.64	(0.07)
Basic net income (loss) per share applicable to common stockholders	(0.46)	(0.24)	0.67	(0.07)
Diluted net income (loss) per share applicable to common stockholders	$(0.46)	$(0.24)	$0.64	$(0.07)

Year ended January 31, 2002
Net revenue	$11,662	$14,088	$14,316	$15,946
Cost of revenue	29,491	28,045	26,546	25,594
Restructuring charges	—	30,162	1,309	—
Amortization of deferred stock compensation	16,900	10,282	8,174	7,310
Loss from operations	(59,688)	(75,789)	(39,718)	(32,139)
Net loss	(60,313)	(75,987)	(40,722)	(33,653)
Basic and diluted net loss per share applicable to common stockholders	$(1.25)	$(1.19)	$(0.62)	$(0.51)

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

14.    Subsequent Events

On April 9, 2003, the Company entered into a stipulation of settlement with the plaintiffs in connection with the consolidated securities class action lawsuit related to its initial public offering claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. The stipulation of settlement, which is subject to court approval, provides for the full and final settlement and dismissal and release of all litigation brought by the plaintiffs and an insignificant settlement payment. The settlement payment will be paid by the Company’s director’s and officer’s insurance policy and, therefore, will not impact its financial position or results of operations.

On March 7, 2003, EDS filed suit against Knight Ridder Digital, a former customer of the Company that was transferred to EDS as part of the sale of its Managed Services Business. On March 24, 2003, the Company received notice that Knight Ridder Digital filed a cross complaint against both EDS and the Company in the Superior Court of California, County of Santa Clara, alleging in part that the Company breached its customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. The cross complaint seeks an unspecified amount of damages and asks for certain equitable relief. The Company believes that it has not breached the customer service agreement and will defend itself vigorously. On March 31, 2003, the Company filed a cross complaint against Knight Ridder Digital alleging theft of trade secrets and breach of contract, among other claims, and also joined in EDS’s then-pending motion for a preliminary injunction. The hearing on that motion is set for May 8, 2003. On April 10, 2003, the Company entered into a Stipulation and Order with EDS and Knight Ridder Digital limiting Knight Ridder Digital’s use of certain intellectual property pending that hearing. The outcome of litigation is inherently uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing litigation expenses in connection with this litigation and believes that EDS is obligated to indemnify it for these expenses pursuant to the terms of the asset purchase agreement.

In February 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, in which Atriax paid the Company $2.4 million. The Company will recognize this settlement payment as other income during the fiscal year ending January 31, 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

None.

PART III

We have omitted certain information from this Annual Report on Form 10-K that is required by Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference as indicated below.

ITEM 10.     EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

Our directors, executive officers and key employees and their ages as of April 1, 2003 are as follows:

Name	Age	Position
Marc L. Andreessen	31	Chairman of the Board of Directors
Benjamin A. Horowitz	36	President, Chief Executive Officer and Director
Timothy A. Howes	39	Chief Technical Officer and Executive Vice President of Development
In Sik Rhee	31	Chief Tactician
Sharlene P. Abrams	45	Chief Financial Officer
John L. O’Farrell	44	Executive Vice President of Business Development
James T. Dimitriou	43	Executive Vice President of Sales
Sharmila N. Shahani	37	Senior Vice President of Marketing
William V. Campbell	62	Director
Simon M. Lorne	57	Director
Michael S. Ovitz	56	Director
Andrew S. Rachleff	44	Director

Marc L. Andreessen is a co-founder of Opsware and has served as the Chairman of our board of directors since September 1999. Prior to co-founding Opsware, Mr. Andreessen served as Chief Technology Officer of America Online, Inc., a new media company, from March 1999 to September 1999. Mr. Andreessen was a co-founder of Netscape Communications Corporation, a software company, serving in various positions from April 1994 until March 1999, including as Chief Technology Officer and Executive Vice President of Products. He served on Netscape’s board of directors from April 1994 until March 1999. Mr. Andreessen serves on the board of directors of Blue Coat Systems, Inc. Mr. Andreessen holds a B.S. in computer science from the University of Illinois at Urbana-Champaign.

Benjamin A. Horowitz is a co-founder of Opsware and has served as our President and Chief Executive Officer and as a director since September 1999. Prior to co-founding Opsware, Mr. Horowitz served as Vice President and General Manager of the E-Commerce Platform division of America Online, Inc. from April 1999 to September 1999. From July 1995 to April 1999, Mr. Horowitz was a vice president at Netscape Communications. Mr. Horowitz serves on the board of directors of MIPS Technologies, Inc. and Omnicell, Inc. Mr. Horowitz holds a B.S. in computer science from Columbia University and an M.S. in computer science from the University of California, Los Angeles.

Timothy A. Howes is a co-founder of Opsware and has served as our Chief Technical Officer since September 1999 and our Executive Vice President of Development since October 2001. Dr. Howes also served as our Senior Vice President of Engineering from June 2000 to August 2000 and as our President of Product Operations from September 2000 to September 2001. Prior to co-founding Opsware, Dr. Howes served as Vice President of Technology at America Online, Inc. from April 1999 to September 1999. From February 1998 to April 1999, Dr. Howes was Chief Technology Officer of the Server Product division at Netscape

Communications. From April 1996 to February 1998, Dr. Howes was Principal Engineer, Directing Architect of several server products at Netscape Communications. From September 1994 to April 1996, Dr. Howes was Project Director, Principal Investigator and Senior Systems Research Programmer at the University of Michigan. Dr. Howes holds a Ph.D. in computer science, a B.S.E. in aerospace engineering and an M.S.E. in computer science and engineering from the University of Michigan.

In Sik Rhee is a co-founder of Opsware and has served as our Chief Tactician since September 2000. Mr. Rhee also served as our Vice President of Research and Chief Strategist from September 1999 until September 2000. Prior to co-founding Opsware, Mr. Rhee served as Chief Technology Officer of the Shopping Platform division at America Online, Inc. from April 1999 to September 1999. From December 1997 to April 1999, Mr. Rhee was a development manager at Netscape Communications. From January 1996 to December 1997, Mr. Rhee was a co-founder and software architect at KIVA Software Corporation, an application server software company. Mr. Rhee holds a B.S. in electrical engineering and computer science from the University of California at Berkeley.

Sharlene P. Abrams has served as our Chief Financial Officer since October 2002. Prior to joining Opsware, Ms. Abrams served as Chief Financial Officer and Vice President of Finance and Administration of Mercury Interactive Corporation, a software company, from November 1993 to November 2001. From February 1988 to November 1993, Ms. Abrams was a Senior Manager with PricewaterhouseCoopers, an auditing firm. Prior to joining PricewaterhouseCoopers, Ms. Abrams held financial management positions with Cullinet Software, a software company, and Compugraphic Corporation, a manufacturing company. Ms. Abrams began her career in 1978 as a certified public accountant with Laventhol & Horwath, an auditing firm. Ms. Abrams holds a B.S. in business administration from Boston University.

John L. O’Farrell has served as our Executive Vice President of Business Development since March 2001. Prior to joining Opsware, Mr. O’Farrell served as Executive Vice President, International for At Home Corporation, a provider of broadband Internet access and media services, from March 2000 to March 2001, and as Senior Vice President, International from April 1997 to March 2000, including after its acquisition of Excite Inc. in May 1999. From August 1995 to April 1997, he was President of US WEST Interactive Services, an Internet content development and investment company. Prior to that time, Mr. O’Farrell served as Vice President, Corporate Strategy of US WEST Inc., a telephone and cable network operator, from May 1994 to August 1995, and as Executive Director, Corporate Strategy from March 1992 to May 1994. Before joining US WEST Inc., Mr. O’Farrell held general management, marketing and consulting positions in the United States and Europe with Telecom Ireland (Ireland), Booz, Allen and Hamilton (U.S.), the Commission of the European Communities (Luxembourg), Digital Equipment Corporation and Siemens AG (both Germany). Mr. O’Farrell holds a B.E. degree from University College Dublin, Ireland, and an M.B.A. from the Stanford Graduate School of Business.

James T. Dimitriou has served as our Executive Vice President of Sales since June 2002. Mr. Dimitriou also served as our Executive Vice President of Customer Operations from June 2001 to June 2002 and as our Vice President of Client Services from May 2000 to June 2001. Prior to joining Opsware, Mr. Dimitriou was a Vice President and Managing Partner at Computer Sciences Corporation, a technology services company, from May 1995 to May 2000. Mr. Dimitriou holds a B.A. in economics from Carleton College.

Sharmila N. Shahani has served as our Senior Vice President of Marketing since May 2002. Prior to joining Opsware, Ms. Shahani served as Vice President of Marketing and Business Development for Totality, a managed IT services provider, from June 2000 to May 2002. From November 1999 to June 2000, Ms. Shahani served as a Vice President of Product Marketing for America Online’s E-commerce Services group. Prior to America Online, Ms. Shahani served as Vice President of Product Marketing for Netscape Communications from November 1997 to November 1999. Prior to Netscape, Ms. Shahani led marketing for Kiva Software, an application server company, from May 1996 to November 1997. Prior to Kiva, Ms. Shahani held multiple managerial positions at General Magic, a software company, Microsoft Corporation and Hewlett Packard. Ms. Shahani holds a B.A. in business and economics and a B.S. in computer science from Northwestern University and an M.A. in management from the Kellogg Graduate School of Business.

William V. Campbell has served as a director of Opsware since August 2000. Mr. Campbell has served as a director of Intuit Inc., a finance software and services company, since April 1994 and as Chairman of the Board since August 1998. He also served as Intuit’s Acting Chief Executive Officer from September 1999 to January 2000 and as its President and Chief Executive Officer from April 1994 to July 1998. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Apple Computer, Inc. Mr. Campbell holds both a B.A. and an M.A. in economics from Columbia University.

Simon M. Lorne has served as a director of Opsware since September 2002. Mr. Lorne is currently a partner of the law firm Munger, Tolles & Olson LLP. From 1996 to 1997, Mr. Lorne was a Managing Director of Salomon Brothers, an investment banking firm, where he served as global head of internal audit of that firm and of its parent corporation, Salomon Inc, and as a senior member of the control team. Following the 1997 merger of Salomon Inc into Travelers Group Inc. (and of Salomon Brothers into Salomon Smith Barney), he continued as a Managing Director and as a senior member of the legal department. After the 1998 merger of Travelers Group Inc. with Citicorp to form Citigroup Inc., he organized and coordinated the global compliance function of Citigroup Inc., which embraced the securities, banking and insurance activities of that entity while continuing as a Managing Director of Salomon Smith Barney. From 1993 to 1996 Mr. Lorne served as General Counsel of the United States Securities and Exchange Commission. From 1972 to 1996, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. Mr. Lorne holds an A.B. in economics from Occidental College and a J.D. from the University of Michigan Law School.

Michael S. Ovitz has served as a director of Opsware since July 2000. Mr. Ovitz co-founded Creative Artists Agency, a talent representation company, and served as its Chairman from 1975 to 1995. Mr. Ovitz has served as a Principal of CKE Associates, a consulting company, since July 2002. From December 1998 to June 2002, Mr. Ovitz was a Principal of Artists Management Group, a talent representation company. From January 1997 to December 1998, Mr. Ovitz was a self-employed private investor. From October 1995 to December 1996, Mr. Ovitz was President of The Walt Disney Company, an entertainment company. Mr. Ovitz currently serves as a director of Yankee Candle Corporation, Chairman of the Executive Board of the University of California at Los Angeles Hospital and Medical Center, a member of the Board of Directors of D.A.R.E. America and a member of the Board of Advisors at the University of California, Los Angeles School of Theater, Film and Television. Mr. Ovitz also serves on the Board of Trustees of the Museum of Modern Art in New York City and is a member of the Council on Foreign Relations. Mr. Ovitz holds a B.A. in psychology from University of California, Los Angeles.

Andrew S. Rachleff has served as a director of Opsware since November 1999. In May 1995, Mr. Rachleff co-founded Benchmark Capital, a venture capital firm, and has served as a general partner since that time. Prior to co-founding Benchmark Capital, Mr. Rachleff spent ten years as a general partner with Merrill, Pickard, Anderson & Eyre, a venture capital firm. Mr. Rachleff also serves on the boards of directors of Blue Coat Systems, Inc., Equinix, Inc., and several privately held companies. Mr. Rachleff holds a B.S. in economics from the University of Pennsylvania and an M.B.A. from the Stanford Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons, we believe that during our fiscal year ended January 31, 2003 all the reporting persons complied with the filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement under the headings “Certain Relationships and Related Transactions.”

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Regulations under the Securities Exchange Act of 1934 require that we maintain “disclosure controls and procedures,” which are defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above. In November 2002, we converted accounting systems. The change in systems was a result of our transition to the Software Business after the sale of our Managed Services Business to EDS.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 34 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules.

The following consolidated financial statement schedules of Opsware Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Schedule	Page
II—Valuation and Qualifying Accounts	74

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.    Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.1	Asset Purchase Agreement between the Registrant and Electronic Date Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B

3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2

4.1	Option Agreement between the Registrant and Morgan Stanley & Co. Inc., dated June 12, 2002	S-3	333-91064	6-24-02	4.1

10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1

10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2

10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.					X

10.4+	Registrant’s Employee Stock Purchase Plan.					X

10.5+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5

10.6	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6

10.7	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.9

10.8+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.	10-K	000-32377	5-1-02	10.11

10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13

10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14

Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.11	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1

23.1	Consent of Ernst & Young LLP, Independent Auditors.					X

24.1	Power of Attorney (See page 71).					X

99.1	Certification of Chief Executive Officer and Chief Financial Officer					X

+	Management contract, compensatory plan or arrangement.

(b)    Reports on Form 8-K.

On November 20, 2002, we filed a report on Form 8-K announcing that we expected to exceed our previously disclosed cash target of $65 million following the sale of our managed services business to EDS and the payment of certain obligations relating to that business. In addition, we announced that our Board of Directors authorized the repurchase of up to $5 million worth of our common stock.

(c)    Exhibits.

See Item 15(a)(3) above.

(d)    Financial Statements and Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPSWARE INC.

By:	/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz President, Chief Executive Officer and Director

Date: May 1, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on May 1, 2003 in the capacities indicated:

Signature	Title

/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SHARLENE P. ABRAMS Sharlene P. Abrams	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MARC L. ANDREESSEN Marc L. Andreessen	Chairman of the Board of Directors

/s/ WILLIAM V. CAMPBELL William V. Campbell	Director

/s/ SIMON M. LORNE Simon M. Lorne	Director

/s/ MICHAEL S. OVITZ Michael S. Ovitz	Director

/s/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director

OFFICER CERTIFICATION

I, Benjamin A. Horowitz, the Chief Executive Officer of Opsware Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Opsware Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz
President and Chief Executive Officer

Dated:    May 1, 2003

OFFICER CERTIFICATION

I, Sharlene P. Abrams, Chief Financial Officer of Opsware Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Opsware Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SHARLENE P. ABRAMS
Sharlene P. Abrams
Chief Financial Officer

Dated:    May 1, 2003

OPSWARE INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

January 31, 2003

(in thousands)

	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions		Balanced transferred to EDS		Balance at End of Period

Year ended January 31, 2001 Deducted from asset account:
Allowance for doubtful accounts	$10	$841	$—		$—		$851

Year ended January 31, 2002 Deducted from asset account:
Allowance for doubtful accounts	$851	$395	$331	(1)	—		$915

Year ended January 31, 2003 Deducted from asset account:
Allowance for doubtful accounts	$915	$63	$125	(1)	$785	(2)	$68

(1)	Represents specific customer accounts written off.
(2)	Represents balance transferred to EDS as part of the sale of the Managed Services Business, see Note 7.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Date Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B

3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2

4.1	Option Agreement between the Registrant and Morgan Stanley & Co. Inc., dated June 12, 2002	S-3	333-91064	6-24-02	4.1

10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1

10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2

10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.					X

10.4+	Registrant’s Employee Stock Purchase Plan.					X

10.5+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5

10.6	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6

10.7	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.9

10.8+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.	10-K	000-32377	5-1-02	10.11

10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13

10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14

10.11	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1

23.1	Consent of Ernst & Young LLP, Independent Auditors.					X

24.1	Power of Attorney (See page 71).					X

99.1	Certification of Chief Executive Officer and Chief Financial Officer					X

+	Management contract, compensatory plan or arrangement.