Form 10-Q
period 2003-04-30
OPSWARE INC
filed 2003-06-12
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

There were 79,159,666 shares of the Company’s Common Stock, par value $0.001, outstanding on May 31, 2003.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, revenue generated from the sale of our Opsware software, cost of revenue, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and negative cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectation with respect to our obligations to indemnify EDS, our expectations regarding ongoing development of our Opsware software and other technical capabilities, and potential expansion in our direct and indirect sales organizations.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not necessarily update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the quarter ended April 30, 2003 and the other periods presented. On August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2003	January 31, 2003
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$57,933	$63,162
Accounts receivable, net	3,012	—
Prepaid expenses and other current assets	2,646	2,094

Total current assets	63,591	65,256
Property and equipment, net	5,087	5,550
Restricted cash	3,821	3,821
Other assets	1,358	1,252

Total assets	$73,857	$75,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$464	$493
Accrued data center facility costs	7,843	7,843
Other accrued liabilities	7,875	8,949
Advances from customers	1,241	2,539
Deferred revenue, current portion	2,113	—
Accrued restructuring costs, current portion	2,452	2,011
Capital lease obligations, current portion	47	43

Total current liabilities	22,035	21,878
Capital lease obligations, net of current portion	8	23
Deferred revenue, net of current portion	963	—
Accrued restructuring costs, net of current portion	7,901	7,840
Commitments and contingencies
Stockholders’ equity:
Common stock	79	79
Additional paid-in capital	501,308	500,976
Notes receivable from stockholders	(741)	(793)
Deferred stock compensation	(997)	(1,665)
Accumulated deficit	(456,734)	(452,863)
Accumulated other comprehensive income	35	404

Total stockholders’ equity	42,950	46,138

Total liabilities and stockholders’ equity	$73,857	$75,879

(A)	The balance sheet at January 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,
	2003	2002
Net revenues	$2,541	$17,438
Cost of revenues*	943	25,267
Research and development*	2,184	3,926
Sales and marketing*	2,009	6,615
General and administrative*	2,149	4,108
Restructuring costs, net	846	—
Amortization of deferred stock compensation	58	5,936

Total costs and expenses	8,189	45,852
Loss from operations	(5,648)	(28,414)
Interest and other income (expense), net	1,777	(1,966)

Net loss	$(3,871)	$(30,380)

Basic and diluted net loss per share	$(0.05)	$(0.46)

Shares used in computing basic and diluted net loss per share	74,308	66,487

*Excludes amortization (reversal) of deferred stock compensation of the following (1):
Cost of revenues	$55	$1,848
Research and development	105	1,255
Sales and marketing	57	779
General and administrative	(159)	2,054

Total amortization (reversal) of deferred stock compensation	$58	$5,936

(1)	Given the noncash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2003	2002
Operating activities:
Net loss	$(3,871)	$(30,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761	7,551
Accretion on notes payable	—	1,909
Accretion on warrants related to senior discount notes	—	491
Amortization of deferred stock compensation	58	5,936
Charges related to equity transactions	21	—
Loss (recovery) on disposal of property and equipment	(140)	647
Changes in operating assets and liabilities:
Accounts receivable	(3,012)	412
Prepaid expenses, other current assets and other assets	(658)	449
Accounts payable	(29)	567
Other accrued liabilities	(1,074)	(4,876)
Advances from customers	(1,298)	—
Deferred revenue	3,076	(1,633)
Accrued restructuring costs	502	(2,771)

Net cash used in operating activities	(5,664)	(21,698)
Investing activities:
Purchases of property and equipment	(158)	(842)
Maturities and sales of available-for-sale investments	—	3,288
Decrease in restricted cash	—	4,353

Net cash (used in) provided by investing activities	(158)	6,799
Financing activities:
Proceeds from issuance of common stock, net	565	1,015
Payments on lease obligations	(11)	(638)
Repayment of notes receivable	39	55

Net cash provided by financing activities	593	432

Net decrease in cash and cash equivalents	(5,229)	(14,467)
Cash and cash equivalents at beginning of period	63,162	91,415

Cash and cash equivalents at end of period	$57,933	$76,948
Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$58
Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease	$—	$162
Cancellation of stockholder notes receivables for terminated employees related to unvested awards	$13	$25

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business was not considered a discontinued operation.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at April 30, 2003 and the operating results and cash flows for the three-month period ended April 30, 2003, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2003 included in the Company’s Annual Report on Form 10-K filed on May 1, 2003. The condensed balance sheet at January 31, 2003 has been derived from audited financial statements as of that date.

The results of operations for the three-month period ended April 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending January 31, 2004.

Use of Estimates and Reclassifications

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The U.S. Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, impairment of long-lived assets, restructuring costs and accruals and contingencies.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. The Company places all of its cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, restricted cash and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations and maintains reserves for potential losses.

For the three-month period ended April 30, 2003, EDS accounted for 94% of the Company’s net revenue. For the three-month period ended April 30, 2002, Atriax accounted for 10% of the Company’s net revenue. As of April 30, 2003, EDS accounted for 99% of the Company’s accounts receivable balance.

Revenue Recognition

As part of its Software Business, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition”’(“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”(“SOP 98-9”), and Statement of Position  No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”(“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

The Company generates revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Sales of software licenses and maintenance are the primary components of the Company’s revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once the Company establishes vendor specific objective evidence of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. Until the Company establishes vendor specific objective evidence of fair value for maintenance, both the license and maintenance revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement is recognized ratably over the term of the license period. See

Note 3 for further discussion on the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS, which comprises 94% of the revenue recognized during the three month period ended April 30, 2003. Services revenue during the three-month period ended April 30, 2003 was not significant. As a result, license and services revenue were not presented separately in the financial statements.

Services revenue is comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of the Company’s software and when reliable estimates are available for the costs and efforts necessary to complete the services, both the license and services revenues under the arrangement are recognized under the percentage of completion method of accounting based upon input measures of hours. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether the services are available for other customers, do not involve a significant degree of risk or unique acceptance criteria and whether it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of consulting services is based upon hourly rates. The Company enters into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements.

The Company intends to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”). Unless it is aware that a reseller does not have a purchase order or other contractual agreement from an end user, the Company will recognize revenue from resellers. In connection with these arrangements, there is no right of return or price protection for sales to resellers.

Prior to August 15, 2002, the closing of the sale of the Company’s Managed Services Business to EDS, the Company generated revenue in its Managed Services Business through the sale of managed Internet services. Substantially all revenue recognized prior to August 15, 2002 was generated from the Managed Services Business. The Company recognized revenue ratably over the managed services contract period as services were fulfilled, provided that for each transaction, evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable, and collection was probable. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, the Company provided certain guarantees regarding scheduled uptime to its customers on a monthly basis.

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

Deferred Revenue

If any of the criteria for revenue recognition are not met, the Company defers revenue recognition until such time as all criteria are met. If the Company receives cash from a customer, but has not met the criteria for revenue recognition, the amounts received are included in advances from customers. If the Company has met the criteria for revenue recognition, whether or not it received cash from the customer, the amounts are recorded as deferred revenue except for the amounts recognized in the then current period revenue.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by FAS 148, the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended April 30,
	2003	2002
As reported consolidated net loss applicable to common stockholders	$(3,871)	$(30,380)
Stock-based compensation included in reported net loss	448	5,936
Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,823)	(3,287)

Consolidated pro forma net loss applicable to common stockholders	$(5,246)	$(27,731)

Earnings Per Share:
As reported consolidated net loss per share applicable to common stockholders—basic and diluted	$(0.05)	$(0.46)

Consolidated pro forma net loss per share applicable to common stockholders—basic and diluted	$(0.07)	$(0.42)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards		Employee Stock Purchase Plan
	Three Months Ended April 30,		Three Months Ended April 30,
	2003	2002	2003	2002
Risk-free interest yield	2.6%	4.0%	1.2%	2.0%
Expected life (years)	4.0	4.0	0.5	0.5
Volatility	106%	135%	89%	110%
Dividend yield	0%	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options.

The weighted average grant date fair value per share was $1.46 and $1.72 for stock purchase rights and stock options granted in the three-month period ended April 30, 2003 and 2002, respectively.

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

Restructuring Costs

During fiscal 2002 and 2003, the Company restructured its business under plans approved by the Board of Directors by reducing its headcount, consolidating its facilities and disposing of excess and obsolete property and equipment. As a result of these actions, the Company recorded restructuring and other related charges consisting of cash severance payments made to terminated employees and lease payments related to property vacated as a result of its consolidation of facilities. The Company is attempting to sublet non-cancelable leased facilities that it has vacated. If the length of time before the Company finds tenants for these facilities or the market rental rates differ significantly from its estimates, its actual costs will differ from the charge that was initially recorded. The Company’s estimates include the review of the financial condition of its existing sublessees as well as the state of the regional real estate markets. Each reporting period, the Company will review these estimates based on the status of execution of its restructuring plan and, to the extent that these assumptions change due to changes in market conditions and its business, the ultimate restructuring expenses could vary by material amounts, and could result in additional expenses or the recovery of amounts previously recorded.

Accruals and Contingencies

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on its results of operations and financial position. In addition, the Company has retained various liabilities related to its Managed Services Business. The outcome of these liabilities could result in a material difference from its current estimates, and could result in additional expenses or the recovery of amounts previously recorded. See Note 8 for a description of the Company’s material legal proceedings.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

Comprehensive Loss

The Company’s total consolidated comprehensive net loss was $3.9 million and $30.3 million for the three-month periods ended April 30, 2003 and 2002, respectively. The reasons for the differences between the total consolidated comprehensive net loss were related to foreign currency translation and unrealized gains on investments.

2.    Restructuring Costs

In May 2001, while operating the Managed Services Business, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of 122 employees, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended July 31, 2001. Included in the $30.2 million was a noncash charge of $2.9 million related to accelerating the vesting of options for certain employees. The Company recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the fiscal year ended January 31, 2003. The recovery consisted of $0.1 million related to workforce reduction and $0.5 million related to the disposal of property and equipment.

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at April 30, 2003
Workforce reduction	$5.4	$(3.0)	$(2.4)	$—
Consolidation of excess facilities	20.6	—	(19.8)	0.8
Disposal of property and equipment	4.2	(0.5)	(3.7)	—

Total	$30.2	$(3.5)	$(25.9)	$0.8

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

A summary of the June 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at April 30, 2003
Workforce reduction	$3.8	$(0.1)	$(3.7)	$—
Disposal of property and equipment	3.2	(3.2)	—	—

Total	$7.0	$(3.3)	$(3.7)	$—

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of SFAS 146, which we adopted in July 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002. In accordance with SFAS 146, the Company recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in sublease income based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of $140,000 during the three-month period ended April 30, 2003.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Adjustment	Noncash Charges	Cash Payments	Restructuring Liabilities at April 30, 2003
Consolidation of excess facilities	$12.1	$1.0	$—	$(3.5)	$9.6
Disposal of property and equipment	1.2	—	(1.2)	—	—

Total	$13.3	$1.0	$(1.2)	$(3.5)	$9.6

3.    Transactions with EDS

On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $0.05 million of other assets, and $21.4 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, the Company incurred transaction costs of $2.3 million. The Company recognized a gain on the sale of the assets and liabilities of its Managed Services Business in the amount of $50.7 million in the three month period ended October 31, 2002.

In addition to the amounts above, the Company also transferred to EDS the liabilities of the Managed Services Business incurred subsequent to August 15, 2002. The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business is not considered a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company accounted for the sale of assets and liabilities related to the Managed Services Business as a gain in the three-month period ended October 31, 2002.

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for periods ranging from twelve to eighteen months following the closing date of the transaction up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. The Company believes that the likelihood of its obligation to indemnify EDS for these matters is remote.

As part of the purchase price, the Company granted EDS a license to use its Opsware System software to service those customers that were transferred to EDS, and undertook certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS of which approximately $188,000 was recognized as of April 30, 2003. The remaining balance will be amortized through January 15, 2004. The Company retained title to all of its proprietary Opsware software. In addition, the Company issued a $4.0 million letter of credit in favor of EDS to cover any post-closing liabilities related to the net asset adjustment test contained in the asset purchase agreement with EDS. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement and EDS released the letter of credit.

In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, concurrently with execution of the asset purchase agreement, the Company executed a license and maintenance agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to license the Company’s Opsware software. Under the Opsware license and maintenance agreement, EDS will pay the Company (subject to the Company’s development of specified features and functions) a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The Company delivered and received acceptance on all of the specified features and functions owing to EDS under the Opsware license agreement during the three-month period ended April 30, 2003.

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Given that the license and maintenance agreement contains extended payment terms and the Company has not established vendor specific objective evidence of fair value for maintenance, the Company is recognizing the license fees from EDS when the monthly minimum commitment is due, as the Company delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The payments from EDS will be equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the Opsware license agreement, EDS is required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial term, $1.3 million for the next two months, $1.7 million in the following month, and $2.0 million per month thereafter. The Company is recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three month period ended April 30, 2003.

At the end of the initial three-year license term, EDS is required to either (1) pay annual license fees at the higher of the then current rate of usage, based on the defined license fee per device or the contractual minimum in order to renew the license or (2) discontinue all use of the technology if the license is not renewed. The license and maintenance agreements expire after year five (the initial term plus two one-year periods) and any additional use of the software by EDS would require a new license agreement.

4.    Stock Compensation

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option to purchase 500,000 shares with an exercise price of $18.00 per share held by him. The cancellation of this option resulted in variable accounting expense with respect to another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized $100,000 of stock compensation expense with respect to this option during the three-month period ended April 30, 2003.

As of April 30, 2003, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the option resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of grant and the intrinsic value at the date of termination. The Company recognized approximately $290,000 of stock compensation expense with respect to these modifications during the three-month period ended April 30, 2003.

The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Stock-based compensation expense of $58,000 and $5.9 million was recognized using the graded vesting method for the three-month period ended April 30, 2003 and 2002, respectively. In addition, the Company reversed $511,000 from deferred compensation expense related to employees that were terminated during the three-month period ended April 30, 2003 and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. In addition, the Company reversed $99,000 of unamortized deferred stock compensation related to the terminated employees.

See Note 1 for a description of the Company’s policy with respect to accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25.

5.    Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. Prior to August 15, 2002, the Company was organized geographically between the United States and Europe. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure was the primary basis for which allocation of resources and financial performance was assessed. Since August 15, 2002, the Company has only one worldwide geographic segment and one operating segment focusing on the Software Business.

Net revenue by geographic location were as follows (in thousands):

	Three Months Ended April 30,
	2003	2002
	(unaudited)
Revenue generated in the United States	$2,541	$14,830
Revenue generated in Europe	—	2,608

Revenue as reported	$2,541	$17,438

Net long-lived assets and total assets by geographic location were as follows (in thousands):

	As of April 30, 2003	As of January 31, 2003
	(unaudited)
United States	$5,087	$5,550
Europe	—	—

Total	$5,087	$5,550

6.    Settlements

In February 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the three-month period ended April 30, 2003. In addition, the Company recorded an obligation for certain items of equipment retained by it pursuant to its asset purchase agreement with EDS.

7.    Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended April 30,
	2003	2002
	(in thousands, except per share amounts)
Numerator:
Consolidated net loss applicable to common stockholders	$(3,871)	$(30,380)

Denominator:
Weighted average common shares outstanding	78,738	77,146
Less weighted average shares subject to repurchase	(4,430)	(10,659)

Shares used in basic and diluted consolidated net loss per share	74,308	66,487

Historical basic and diluted consolidated net loss per share applicable to common stockholders	$(0.05)	$(0.46)

The Company has excluded the impact of all shares of common stock subject to repurchase, warrants for common stock and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 15.8 million and 20.1 million for the three-month period ended April 30, 2003 and 2002, respectively.

8.    Legal Proceedings

On April 9, 2003, the Company entered into a stipulation of settlement with the plaintiffs in connection with the consolidated securities class action lawsuit related to the Company’s initial public offering claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. The stipulation of settlement, which is subject to court approval, provides for the full and final settlement and dismissal and release of all litigation brought by the plaintiffs and an insignificant settlement payment. The settlement payment will be paid by the Company’s directors’ and officers’ insurance policy and, therefore, will not impact its financial position or results of operations.

On March 7, 2003, EDS filed suit against Knight Ridder Digital, a former customer of the Company that was transferred to EDS as part of the sale of its Managed Services Business. On March 24, 2003, the Company received notice that Knight Ridder Digital filed a cross complaint against both EDS and the Company in the Superior Court of California, County of Santa Clara, alleging in part that the Company breached its customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. The cross complaint seeks an unspecified amount of damages and asks for certain equitable relief. The Company believes that it has not breached the customer service agreement and will defend itself vigorously. On March 31, 2003, the Company filed a cross complaint against Knight Ridder Digital alleging theft of trade secrets and breach of contract, among other claims, and also joined in EDS’s then-pending motion for a preliminary injunction. On April 10, 2003, the Company entered into a Stipulation and Order with EDS and Knight Ridder Digital limiting Knight Ridder Digital’s use of certain of the Company’s intellectual property. The outcome of litigation is inherently uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing litigation expenses in connection with this litigation and believes that EDS is obligated to indemnify it for some or all of these expenses pursuant to the terms of the asset purchase agreement.

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, the Company received a $7.5 million non-

refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of April 30, 2003 has since been reclassified to accrued data center facility costs. The Company believes that it has not breached any of the agreements and will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing expenses in connection with this arbitration.

9.    Warranties and Indemnifications

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.

In some cases, the Company may provide warranties with respect to its software products. Consistent with FIN 45, the Company will accrue for known warranty claims if a loss is probable and can be reasonably estimated and will accrue for estimated but unidentified warranty claims based on historical activity. To date the Company has had no warranty claims. As a result, the Company has not recorded a warranty accrual to date.

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for periods ranging from twelve to eighteen months following the closing date of the transaction up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. The Company believes that the likelihood of its obligation to indemnify EDS for these matters is remote. The Company has not recorded a liability related to these indemnification provisions.

The Company has entered into certain real estate leases that require it to indemnify property owners against certain environmental claims. However, the Company only engages in the development, marketing and distribution of software, and has never had any environmental related claim. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded an accrual with respect to potential environmental claims. The Company is also responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), measured the fair value of these obligations and accrued them.

10.    Recent Accounting Pronouncements

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

In July 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sale-leaseback transactions. The Company adopted SFAS 145 as of February 1, 2003, which requires the reclassification of the gain on the extinguishment of debt from an extraordinary item in the Company’s results of operations beginning in the period ending July 31, 2003.

The following information should be read in conjunction with our Annual Report on Form 10-K filed on May 1, 2003 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

    OPERATIONS

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the three-month period ended April 30, 2003 and the other periods presented. On August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

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

Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. We used our proprietary Opsware automation technology in the Managed Services Business, and have since developed this technology into our Opsware System software. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash. In addition to the license and maintenance agreements entered into pursuant to the asset purchase agreement, concurrently with execution of the asset purchase agreement, we executed separate license and maintenance agreements with EDS pursuant to which we granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS will have certain rights to use our Opsware software. Under the Opsware license and maintenance agreement, EDS will pay us (subject to our developing specified features and functions) a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. We delivered and received acceptance of all of the specified features and functions owing to EDS under the Opsware license agreement during the three-month period ended April 30, 2003. We believe we have sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). We further believe that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Accordingly, we began recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future.

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

In the Software Business, we derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and intend to develop indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services.

In May 2001, while operating the Managed Services Business, we announced a restructuring program to improve utilization of our existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses. Included in the $30.2 million was a non-cash charge of $2.9 million related to the acceleration of vesting of options held by certain employees. Of the total charge, $0.6 million was recovered through the sale of assets and liabilities related to the Managed Services Business, during the fiscal year ended January 31, 2003.

In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of common stock, representing $3.0 million worth of our common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration. In July 2002, the FASB issued SFAS 145, related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 as of February 1, 2003, which requires the reclassification of the gain on the extinguishment of debt from an extraordinary item in our results of operations beginning in the period ending July 31, 2003.

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

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program was accounted for under the provisions of SFAS No. 146, which we adopted in July 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on prevailing real estate market conditions at that time. As a result, we recorded restructuring costs of $13.3 million classified as operating expenses. In accordance with SFAS 146, we recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in our estimate due to a decrease in sublease income based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of $140,000 during the three-month period ended April 30, 2003.

In May 2003, we entered into a software distribution license with Hewlett-Packard. In addition to distributing our Opsware System software with its HP Utility Data Center solution, Hewlett-Packard will provide consulting and implementation services related to our Opsware System software in conjunction with its HP Utility Data Center solution.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering of common stock, customer revenue, the sale of our Managed Services Business, the sale of our senior discount notes and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of April 30, 2003, we had approximately $61.8 million in cash, cash equivalents and restricted cash. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement.

Net cash used in operating activities was $5.7 million for the three-month period ended April 30, 2003 and $21.7 million for the three-month period ended April 30, 2002. Net cash used in operating activities for the three-month period ended April 30, 2003 was primarily the result of a net loss, the increase in accounts receivable, and the decrease in accrued liabilities and advances from customers, partially offset by depreciation and amortization and the increase in deferred revenue. Net cash used in operating activities for the three-month period ended April 30, 2002 was primarily the result of a net loss, partially offset by depreciation and amortization, non-cash stock compensation expense, and decreases in accounts receivable, prepaid and other current assets, other assets, other accrued liabilities, deferred revenue and accrued restructuring costs.

Net cash used in investing activities was $158,000 for the three-month period ended April 30, 2003. Net cash provided by investing activities was $6.8 million for the three-month period ended April 30, 2002. Net cash used in investing activities for the three-month period ended April 30, 2003 consisted of investments in capital equipment. Net cash provided by investing activities for the three-month period ended April 30, 2002 consisted of maturities and sales of short-term investments and a reduction in restricted cash, partially offset by investments in capital equipment.

Net cash provided by financing activities was $593,000 for the three-month period ended April 30, 2003 and $432,000 for the three-month period ended April 30, 2002. Net cash provided by financing activities for the three-month period ended April 30, 2003 was primarily attributable to proceeds from the exercise of stock options and the payments received from stockholder notes receivables. Net cash provided by financing activities for the three-month period ended April 30, 2002 was primarily attributable to net proceeds from the sale of common stock through our employee stock purchase program, offset by payment on lease obligations.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS for periods ranging from twelve to eighteen months following the closing date of the transaction up to a maximum of $27.0 million, for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by us under that agreement, subject to limitations. We believe that the likelihood of our obligation to indemnify EDS for these matters is remote. However, if EDS makes a claim for indemnification, we may be required to expend significant cash resources in defense and settlement of the claim.

As of April 30, 2003, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at April 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Capital leases	$60	$52	$8	$—	$—
Operating leases, net of subleases	26,104	3,634	8,609	6,573	7,288

Total contractual cash obligations	$26,164	$3,686	$8,617	$6,573	$7,288

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

Results of Operations

Net revenue, cost of revenue, research and development expenses, sales and marketing expenses and general and administrative expenses include the results of our Managed Services Business for the three-month period ended April 30, 2002. As a result, historical financial information relating to the three-month period ended April 30, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

Net revenue.  Net revenue decreased to $2.5 million during the three-month period ended April 30, 2003 from $17.4 million during the three-month period ended April 30, 2002. The decrease was primarily the result of the sale of our Managed Services Business to EDS. For the three-month period ended April 30, 2003, EDS accounted for 94% of our net revenue. For the three-month period ended April 30, 2002, Atriax accounted for 10% of our net revenue.

Cost of revenue.  In the Software Business, cost of revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, costs related to third-party technologies included in our software and depreciation and amortization of capitalized equipment and software. In the Managed Services Business, cost of revenue consisted primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provided services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software. Cost of revenue decreased in absolute dollars and decreased as a percentage of net revenue, to $943,000, or 37% of net revenue, during the three-month period ended April 30, 2003 from $25.3 million, or 145% of net revenue, during the three-month period ended April 30, 2002. The decrease was primarily the result of the sale of our Managed Services Business to EDS and the ongoing effects of our restructuring programs. We expect that our cost of revenue will increase in absolute dollars in the next fiscal quarter.

Research and development.  In both the Software Business and the Managed Services Business, research and development expenses consist primarily of salaries and related personnel expenses and depreciation and amortization of purchased equipment and software. Research and development expenses decreased in absolute dollars but increased as a percentage of net revenue, to $2.2 million, or 86% of net revenue, during the three-month period ended April 30, 2003 from $3.9 million, or 23% of net revenue, during the three-month period ended April 30, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our research and development expenses will increase in absolute dollars in the next fiscal quarter.

Sales and marketing.  In the Software Business, sales and marketing expenses consist primarily of salaries and related personnel expenses, trade shows and other promotional expenses. In the Managed Services Business, sales and marketing expenses consisted primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and other promotional expenses. Sales and marketing expenses decreased in absolute dollars but increased as a percentage of net revenue, to $2.0 million, or 79% of net revenue, during the three-month period ended April 30, 2003 from $6.6 million, or 38% of net revenue, during the three-month period ended April 30, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal quarter.

General and administrative.  In the Software Business, general and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and compensation charges for the cancellation and modification of stock option awards. In the Managed Services Business, general and administrative expenses consist primarily of salaries and related personnel expenses and fees for outside professional services. General and administrative expenses decreased in absolute dollars but increased as a percentage of net revenue, to $2.1 million, or 85% of net revenue, during the three-month period ended April 30, 2003 from $4.1 million, or 24% of net revenue, during the three-month period ended April 30, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter.

Restructuring costs.  In fiscal 2003, we announced two restructuring programs executed in connection with the sale of our Managed Services Business to EDS. We recorded restructuring costs of $13.3 million in the quarter ended July 31, 2002 and $7.0 million in the quarter ended October 31, 2002. The restructuring programs included a worldwide workforce reduction, a provision for the resulting excess facilities and provisions for excess and obsolete property and equipment. In accordance with SFAS 146, we recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in our estimate due to a decrease in sublease income based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of $140,000 during the three-month period ended April 30, 2003.

Stock-based compensation.  Stock-based compensation expense was $58,000 in the three-month period ended April 30, 2003 compared to $5.9 million in the three-month period ended April 30, 2002. The decrease in the three-month period ended April 30, 2003 from the three-month period ended April 30, 2002 was due to the reversal of $511,000 of stock-based compensation expense related to the termination of employees in the quarter ended April 30, 2003, and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. In addition, amortization of stock-based compensation decreased each quarter as a result of our use of the graded vesting method. The remaining deferred stock-based compensation as of April 30, 2003 was $997,000.

Interest and other income (expense), net.  Interest and other income (expense), net, increased to a benefit of $1.8 million in the three-month period ended April 30, 2003 from an expense of $(2.0) million in the three-month period ended April 30, 2002. The increase to a benefit was primarily due to proceeds of $2.4 million received from the settlement payment received from Atriax, offset by our obligation to EDS for certain items of equipment retained by us pursuant to our asset purchase agreement with EDS.

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

We believe the following are our critical accounting policies, which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition.  As part of the our Software Business we recognize revenue in accordance with the American Institute of Certified Public Accountants’, or AICPA, Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’”, SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”, and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

We generate revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Sales of software licenses and maintenance are the primary components of our revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once we establish vendor specific objective evidence of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. Until we establish vendor specific objective evidence of fair value for maintenance, both the license and maintenance, revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement fee is recognized over the term of the license period. See Note 3, “Transactions with EDS,” in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a further discussion on our treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS, which comprised 94% of the revenue recognized during the three month period ended April 30, 2003. Services revenue during the three-month period ended April 30, 2003 was not significant. As a result, license and services revenue were not presented separately in our financial statements.

Services revenue is comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of our software and when reliable estimates are available for the costs and efforts necessary to complete the services, both the license and services revenues under the arrangement are recognized under the percentage of completion method of accounting based upon input measures of hours. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether the services are available for other customers, do not involve a significant degree of risk or unique acceptance criteria and whether we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of consulting services is based upon hourly rates. We enter into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements.

We intend to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”). Unless we are aware that a reseller does not have a purchase order or other contractual agreement from an end user, we will recognize revenue from resellers. In connection with these arrangements, there is no right of return or price protection for sales to resellers.

The timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion method or completed contract of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. A significant portion of our revenue recognized during the three-month period ended April 30, 2003 was recognized under the ratable method of accounting. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal quarter.

Prior to August 15, 2002, the closing of the sale of our Managed Services Business to EDS, we generated revenue in our Managed Services Business through the sale of managed Internet services. Substantially all revenue recognized prior to August 15, 2002 was generated from our Managed Services Business. We recognized revenue ratably over the managed services contract period as services were fulfilled, provided that for each transaction, evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable, and collection was probable. If obligations remained after services were delivered, revenue was recognized after such obligations were fulfilled. In addition, we provided certain guarantees regarding scheduled uptime to our customers on a monthly basis.

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

Deferred Revenue

If any of the criteria for revenue recognition are not met, we defer revenue recognition until such time as all criteria are met. If we receive cash from a customer, but have not met the criteria for revenue recognition, the amounts received are included in advances from customers. If we have met the criteria for revenue recognition, whether or not we have received cash from the customer, the amounts are recorded as deferred revenue except for the amounts recognized in the then current period revenue.

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

Accruals and Contingencies.  We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, we have retained various liabilities related to our Managed Services Business. The outcome of these liabilities could result in a material difference from our current estimates, and could result in additional expenses or the recovery of amounts previously recorded. Under our amended and restated ethernet collocation internet access service agreement with Qwest, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers and the migration of our Managed Services Business operations into these three data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of April 30, 2003 has since been reclassified to accrued data center facility costs. See Note 8 to the condensed consolidated financial statements for a description of our material legal proceedings.

We do not currently record any compensation expense in connection with stock options granted to employees and directors. See Note 1 to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25.

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Quarterly Report on Form 10-Q.

We have limited experience operating our Software Business, which makes it difficult to evaluate our future prospects.

As a result of the sale of our Managed Services Business to EDS, our business model has shifted from providing managed Internet services to primarily licensing our Opsware System software. Due to our limited experience operating our Software Business, we have limited ability to forecast future demand for our products and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy our products to a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of support for our products and support the deployment of a higher volume of our products;

•	timely deploy our products;

•	develop new product offerings and extend the functionality of our existing technology;

•	develop and extend our Opsware System software to support a wide range of hardware and software to meet the diverse needs of customers;

•	develop an effective direct sales channel to sell our Opsware System software;

•	develop additional strategic partnerships to facilitate our ability to market and sell our Opsware System software;

•	develop modules that permit our Opsware System software to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the limited number of deals we expect to close each quarter for the foreseeable future;

•	the timing of signing and deployment of contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the timing of our satisfaction of revenue recognition criteria, including the establishment of vendor specific objective evidence of fair value for maintenance;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

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

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline. In addition, on August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

Our operating results will be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our Software Business.

Concurrently with the execution of the asset purchase agreement with EDS, we entered into a three-year $52.0 million license and maintenance agreement with EDS. For the three-month period ended April 30, 2003, EDS accounted for 94% of our net revenue. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. If the health of our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Our Opsware license and maintenance agreement with EDS is for an initial term of three years and we cannot predict whether EDS will extend the license beyond three years. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. We cannot assure you that EDS will be able to deploy our software successfully or in the time frames contemplated by the Opsware license agreement, each of which may affect their willingness to renew the license. If EDS does not renew the license, our operating results will be adversely affected. In addition, if EDS does not renew its license, this may negatively impact our reputation and our ability to license our Opsware software to customers more broadly.

The asset purchase agreement we entered into with EDS in connection with the sale of our Managed Services Business exposes us to contingent liabilities.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS for periods ranging from twelve to eighteen months following the closing date of the transaction, up to a maximum of $27.0 million, for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by us under that agreement, subject to limitations. Although we believe that the likelihood of our obligation to indemnify EDS for these matters is remote, if EDS makes a claim for indemnification, we may be required to expend significant cash resources in defense and settlement of the claim.

We must satisfy the criteria of revenue recognition in order to recognize the cash received from customers under our license agreements as revenue.

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that a persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of fair value for maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. A significant portion of our revenue recognized during the three-month period ended April 30, 2003 was recognized under the ratable method of accounting. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal quarter.

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

If we are required by law or elect to account for stock options under our stock option plans as a compensation expense, our results of operations would be materially affected.

There has been increasing public debate about the proper accounting treatment for stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense or that we may elect to do so. If there is any such change in accounting regulations or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 1 of our condensed consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net income loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 1.

Our operating results may suffer if we fail to achieve expected benefits from strategic relationships.

We have relied on in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We have entered into an agreement with BEA Systems, an application infrastructure software provider, under which BEA will refer prospects for the Opsware System to us from BEA’s existing customer base. In addition, we have been selected by Sun Microsystems as a member of its Blade Solutions Community and have developed Opsware Blade Edition to support blade server environments. We have also entered into a software distribution license with Hewlett-Packard to distribute our Opsware System software with its HP Utility Data Center solution. Hewlett-Packard will provide consulting and implementation services related to our Opsware System software in conjunction with its HP Utility Data Center solution. We cannot guarantee that a significant amount of new customer relationships or revenue will result from these agreements. In fact, we may not achieve any significant benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners, including BEA, Hewlett-Packard, Sun or EDS, experience financial difficulties, we may not be able to realize the expected benefits of these relationships.

Recent unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential impact of terrorist attacks and the resulting military actions against terrorism. In the future, fears of continued global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led to reduced IT spending. If these conditions worsen, demand for our products may be reduced.

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

As we develop our software products and refocus our operations, we may continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We will be required to spend significant funds to continue developing our software products and refocus our operations, research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow and have not achieved operating profitability. As of April 30, 2003, we had an accumulated deficit of $456.7 million, which includes approximately $179.4 million related to non-cash deferred stock compensation. We expect to continue to experience operating losses for the foreseeable future.

To achieve positive cash flow and operating profitability, we will need to establish a customer base for our software. However, we may not be able to increase our revenue or increase our operating efficiencies as planned. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve positive cash flow or profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

We intend to focus our sales efforts on enterprises, government agencies and service providers. Sales to these entities generally have a long sales cycle and the length of this sales cycle has increased in response to current economic conditions. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures;

•	our lack of customer references due to our limited number of customers;

•	concerns about the introduction or announcement of our or our competitors’ new products; and

•	potential downturns in the IT market and in economic conditions generally.

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

Our ability to sell our products will be impaired if we fail to develop our distribution channels. In addition to our relationships with BEA, Hewlett-Packard and Sun Microsystems, we intend to establish other indirect marketing channels to increase the number of customers licensing our products. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost- effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products of their own or those offered by our competitors, our ability to grow our business and sell our products may be negatively affected.

If we do not develop and maintain productive relationships with systems integrators, our ability to deploy our software, generate sales leads and increase our revenue sources may be limited.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products that also contain complex software. If our software does not meet performance requirements, our customer relationships will suffer. Complex software often contains errors and is susceptible to computer viruses. Any failure or poor performance of our software or the third party software with which it is integrated could result in:

•	delayed or diminished market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation; and

•	liability claims.

Although our agreements with customers contain provisions designed to limit our exposure to potential liability claims, these provisions may not be effective to the extent warranty exclusions or similar limitations of liability are unenforceable. In addition, the extent of these limitations may require negotiation. If any claim is made against us, we may be required to expend significant cash resources in defense and settlement of the claim.

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

As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees we charge for our Opsware System software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, any amendments of existing contracts could adversely affect our results of operations.

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

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of April 30, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

On March 7, 2003, EDS filed suit against Knight Ridder Digital, a former customer of ours that was transferred to EDS as part of the sale of our Managed Services Business. On March 24, 2003, we received notice that Knight Ridder Digital filed a cross complaint against both EDS and us in the Superior Court of California, County of Santa Clara, alleging in part that we breached our customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. The cross complaint seeks an unspecified amount of damages and asks for certain equitable relief. We believe that we have not breached the customer service agreement and will defend ourselves vigorously. On March 31, 2003, we filed a cross complaint against Knight Ridder Digital alleging theft of trade secrets and breach of contract, among other claims, and we joined in EDS’s then-pending motion for a preliminary injunction. On April 10, 2003, we entered into a Stipulation and Order with EDS and Knight Ridder Digital limiting Knight Ridder Digital’s use of certain of our intellectual property. The outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing litigation expenses in connection with this litigation and believe that EDS is obligated to indemnify us for some or all of these expenses pursuant to the terms of the asset purchase agreement.

In the future, we may be subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

Insiders have substantial control over us and this could delay or prevent a change in control and could negatively affect your investment.

As of May 31, 2003, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 43.4% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of May 31, 2003, we had 79,159,666 shares of common stock outstanding. In connection with the repurchase of our senior discount notes, we issued 2,046,385 shares of our common stock to Morgan Stanley & Co. Incorporated and registered those shares for resale with the Securities and Exchange Commission. The subsequent sales of these shares could depress our stock price. Approximately 14.0 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

ITEM 4.     DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On April 9, 2003, we entered into a stipulation of settlement with the plaintiffs in connection with the consolidated securities class action lawsuit related to our initial public offering claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. The stipulation of settlement, which is subject to court approval, provides for the full and final settlement and dismissal and release of all litigation brought by the plaintiffs and an insignificant settlement payment. The settlement payment will be paid by our directors’ and officers’ insurance policy and, therefore, will not impact our financial position or results of operations.

On March 7, 2003, EDS filed suit against Knight Ridder Digital, a former customer of ours that was transferred to EDS as part of the sale of our Managed Services Business. On March 24, 2003, we received notice that Knight Ridder Digital filed a cross complaint against both EDS and us in the Superior Court of California, County of Santa Clara, alleging in part that we breached our customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. The cross complaint seeks an unspecified amount of damages and asks for certain equitable relief. We believe that we did not breach the customer service agreement and will defend ourselves vigorously. On March 31, 2003, we filed a cross complaint against Knight Ridder Digital alleging theft of trade secrets and breach of contract, among other claims, and we joined in EDS’s then-pending motion for a preliminary injunction. On April 10, 2003, we entered into a Stipulation and Order with EDS and Knight Ridder Digital limiting Knight Ridder Digital’s use of certain of our intellectual property. The outcome of litigation is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing litigation expenses in connection with this litigation and believe that EDS is obligated to indemnify us for some or all of these expenses pursuant to the terms of the asset purchase agreement.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of April 30, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing expenses in connection with this arbitration.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer*

*	As contemplated by SEC Release No. 33-8212, this exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

(b)    Reports on Form 8-K.

We did not file any reports on Form 8-K for the quarter ended April 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated:    June 12, 2003

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

Dated:    June 12, 2003

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

Dated:    June 12, 2003