Form 10-Q
period 2003-07-31
OPSWARE INC
filed 2003-09-12
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-32377

OPSWARE INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3340178
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

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

12b-2).    YES  ☒    NO  ☐

There were 80,713,796 shares of the Company’s Common Stock, par value $0.001, outstanding on August 31, 2003.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, revenue generated from the sale of our Opsware software, cost of revenue, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectation with respect to our obligations to indemnify EDS, our expectations regarding ongoing development of our Opsware software and other technical capabilities, and potential expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including “Factors That May Affect Future Results” in this Quarterly Report on Form 10-Q.

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

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the interim periods presented. On August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2003	January 31, 2003
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$61,127	$63,162
Accounts receivable, net	3,188	—
Prepaid expenses and other current assets	2,388	2,094

Total current assets	66,703	65,256
Property and equipment, net	4,798	5,550
Restricted cash	3,821	3,821
Other assets	1,267	1,252

Total assets	$76,589	$75,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271	$493
Accrued data center facility costs	7,843	7,843
Other accrued liabilities	7,031	8,949
Advances from customers	4,698	2,539
Deferred revenue, current portion	2,244	—
Accrued restructuring costs, current portion	2,700	2,011
Capital lease obligations, current portion	45	43

Total current liabilities	24,832	21,878
Capital lease obligations, net of current portion	—	23
Deferred revenue, net of current portion	896	—
Accrued restructuring costs, net of current portion	7,164	7,840

Commitments and contingencies

Stockholders’ equity:
Common stock	80	79
Additional paid-in capital	504,645	500,976
Notes receivable from stockholders	(613)	(793)
Deferred stock compensation	(583)	(1,665)
Accumulated deficit	(459,867)	(452,863)
Accumulated other comprehensive-income	35	404

Total stockholders’ equity	43,697	46,138

Total liabilities and stockholders’ equity	$76,589	$75,879

(A)	The balance sheet at January 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net revenues	$4,265	$17,507	$6,806	$34,945
Cost and expenses:
Cost of revenues*	1,072	22,760	2,015	48,027
Research and development*	2,313	3,255	4,497	7,181
Sales and marketing*	2,252	6,223	4,261	12,838
General and administrative*	2,515	3,079	4,664	7,187
Restructuring costs, net	69	7,013	915	7,013
Amortization of deferred stock compensation	321	44	379	5,980

Total cost and expenses	8,542	42,374	16,731	88,226

Loss from operations	(4,277)	(24,867)	(9,925)	(53,281)
Interest and other income (expense), net	1,144	(545)	2,921	(2,511)
Gain from retirement of senior discount notes	—	8,736	—	8,736

Net loss	$(3,133)	$(16,676)	$(7,004)	$(47,056)

Basic and diluted net loss per share	$(0.04)	$(0.24)	$(0.09)	$(0.68)

Shares used in computing basic and diluted net loss per share	77,850	70,686	77,366	69,615

*	Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of revenues	$39	$1,248	$94	$3,096
Research and development	159	739	264	1,994
Sales and marketing	48	(948)	105	(169)
General and administrative	75	(995)	(84)	1,059

Total amortization of deferred stock compensation	$321	$44	$379	$5,980

(1)	Given the noncash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering, in a separate line item more accurately reflects the results of our individual operating categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2003	2002
Operating activities:
Net loss	$(7,004)	$(47,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,437	14,564
Accretion on notes payable	—	2,544
Accretion on warrants related to senior discount notes	—	656
Gain from retirement of senior discount notes	—	(8,736)
Amortization of deferred stock compensation	379	5,980
Charges related to equity transactions	841	—
Loss (recovery) on disposal of property and equipment	(140)	3,900
Non-cash restructuring costs	—	54
Changes in operating assets and liabilities:
Accounts receivable, net	(3,188)	(100)
Prepaid expenses, other current assets and other assets	(309)	(3,060)
Accounts payable	(222)	(269)
Other accrued liabilities	(1,918)	(1,847)
Advances from customers	2,159	—
Deferred revenue	3,140	(1,688)
Accrued restructuring costs	13	(3,613)

Net cash used in operating activities	(4,812)	(38,671)
Investing activities:
Purchases of property and equipment	(545)	(3,019)
Maturities and sales of available-for-sale investments	—	3,288
Decrease in restricted cash	—	4,353

Net cash (used in) provided by investing activities	(545)	4,622
Financing activities:
Proceeds from issuance of common stock, net	3,195	1,356
Payments to retire senior discount notes	—	(42,000)
Payments on lease obligations	(21)	(1,404)
Proceeds from repayment of notes receivable	148	186

Net cash provided by (used in) financing activities	3,322	(41,862)

Net decrease in cash and cash equivalents	(2,035)	(75,911)
Cash and cash equivalents at beginning of period	63,162	91,415

Cash and cash equivalents at end of period	$61,127	$15,504
Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$102
Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease	$—	$1,120
Cancellation of stockholder notes receivables for terminated employees related to unvested awards	$32	$180
Issuance of common stock in connection with the retirement of senior discount notes	$—	$3,000

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2003 included in the Company’s Annual Report on Form 10-K filed on May 1, 2003. The condensed consolidated balance sheet at January 31, 2003 has been derived from audited consolidated financial statements at that date.

The results of operations for the six-month period ended July 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending January 31, 2004.

Use of Estimates and Reclassifications

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the condensed consolidated financial statements. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The U.S. Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, impairment of long-lived assets, restructuring costs and accruals and contingencies.

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

For the three-month period ended July 31, 2003, EDS accounted for 98% of the Company’s net revenues. For the three-month period ended July 31, 2002, Consignia and the Office of the E-Envoy each accounted for 10% of the Company’s net revenues. For the six-month period ended July 31, 2003, EDS accounted for 97% of the Company’s net revenue. For the six-month period ended July 31, 2002, no customer accounted for more than 10% of the Company’s net revenues. As of July 31, 2003, EDS accounted for 91% of the Company’s accounts receivable balance.

Revenue Recognition

As part of its Software Business, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition”‘(“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”(“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”(“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

The Company generates revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Sales of software licenses and maintenance are the primary components of the Company’s Software Business revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once the Company establishes vendor specific objective evidence of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. Until the Company establishes vendor specific objective evidence of fair value for maintenance, both the license and maintenance revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement is recognized ratably over the term of the license period. See Note 3 for further discussion of the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS. Services revenue is comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of the Company’s software and when reliable estimates are available for the costs and efforts necessary to complete the services, both the license and services revenues under the arrangement are recognized under the percentage of completion method of accounting based upon input measures of hours. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether the services are available for other customers, do not involve a significant degree of risk or unique acceptance criteria and whether it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of professional services is based upon hourly rates. The Company enters into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements. Services revenue during the three and six-month periods ended July 31, 2003 was not significant.

The Company intends to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”), unless it is aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with these arrangements, there is no right of return or price protection for sales to resellers.

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

Deferred Revenue

If the Company has not met the criteria for revenue recognition, the Company defers revenue recognition until such time as all criteria are met. If the Company has not met the criteria for revenue recognition and has received cash from a customer, the amounts received are included in advances from customers. If the Company has met the criteria for revenue recognition, whether or not it has received cash from a customer, the amounts are recorded as deferred revenue, except for the amounts recognized in the then current period revenue.

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

Comprehensive Loss

The Company’s total consolidated comprehensive net loss was $3.1 million and $16.2 million for the three-month periods ended July 31, 2003 and 2002, respectively. The Company’s total consolidated comprehensive net loss was $7.0 million and $46.6 million for the six-month periods ended July 31, 2003 and 2002, respectively. The Company did not record any translation adjustment for the three and six-month periods ended July 31, 2003. The reasons for the differences between the total consolidated net loss and the total consolidated comprehensive net loss were related to foreign currency translation and unrealized gains on investments.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by FAS 148, the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net loss and net loss per share would have been increased to the amounts indicated as “pro forma” below (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
As reported consolidated net loss	$(3,133)	$(16,676)	$(7,004)	$(47,056)
Stock-based compensation included in reported net loss	1,141	44	1,589	5,980
Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,808)	(3,211)	(3,631)	(6,504)

Consolidated pro forma net loss	$(3,800)	$(19,843)	$(9,046)	$(47,580)

Earnings Per Share:
As reported consolidated net loss per share—basic and diluted	$(0.04)	$(0.24)	$(0.09)	$(0.68)

Consolidated pro forma net loss per share—basic and diluted	$(0.05)	$(0.28)	$(0.12)	$(0.68)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards		Employee Stock Purchase Plan		Stock Awards		Employee Stock Purchase Plan
	Three Months Ended July 31,				Six Months Ended July 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest yield	3.25%	4.00%	1.00%	1.73%	2.81%	4.00%	1.78%	1.95%
Expected life (years)	4.0	4.0	0.5	0.5	4.0	4.0	0.5	0.5
Volatility	93%	115%	68%	118%	102%	131%	84%	94%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

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

2. Restructuring Costs

In May 2001, while operating the Managed Services Business, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of 122 employees, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the three-month period ended July 31, 2001. Included in the $30.2 million was a noncash charge of $2.9 million related to accelerating the vesting of options for certain employees. The Company recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the three-month period ended October 31, 2002.A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Adjustment	Noncash Charges	Cash Payments	Restructuring Liabilities at July 31, 2003
Workforce reduction	$5.4	$(0.1)	$(2.9)	$(2.4)	$—
Consolidation of excess facilities	20.6	—	—	(20.0)	0.6
Disposal of property and equipment	4.2	(0.5)	—	(3.7)	—

Total	$30.2	$(0.6)	$(2.9)	$(26.1)	$0.6

In June 2002, the Company announced a restructuring program in connection with its entering into an agreement to sell the assets and liabilities of the Managed Services Business to EDS, which included a worldwide workforce reduction and a provision for the impairment of excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as operating expenses in the three-month period ended July 31, 2002.

A summary of the June 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at July 31, 2003
Workforce reduction	$3.8	$(0.1)	$(3.7)	$—
Disposal of property and equipment	3.2	(3.2)	—	—

Total	$7.0	$(3.3)	$(3.7)	$—

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of SFAS 146. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the three-month period ended October 31, 2002. In accordance with SFAS 146, the Company recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in the estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. In accordance with SFAS 146, the Company recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Adjustment	Noncash Charge	Cash Payments	Restructuring Liabilities at July 31, 2003
Consolidation of excess facilities	$12.1	$1.0	$—	$(3.8)	$9.3
Disposal of property and equipment	1.2	(0.1)	(1.1)	—	—

Total	$13.3	$0.9	$(1.1)	$(3.8)	$9.3

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

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for periods ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction) up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. To date, EDS has not made a claim for indemnification, and the Company believes that the likelihood of its obligation to indemnify EDS for these matters is remote.

As part of the purchase price, the Company granted EDS a license to use its Opsware System software to service those customers that were transferred to EDS, and undertook certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS of which approximately $254,000 was recognized as of July 31, 2003. The remaining balance will be amortized through January 15, 2004. The Company retained title to all of its proprietary Opsware software. In addition, the Company issued a $4.0 million letter of credit in favor of EDS to cover any post-closing liabilities related to the net asset adjustment test contained in the asset purchase agreement with EDS. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement and EDS released the letter of credit.

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

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Given that the license and maintenance agreement contains extended payment terms and the Company has not established vendor specific objective evidence of fair value for maintenance, the Company is recognizing the license fees from EDS when the monthly minimum commitment is due, as the Company delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The payments from EDS will be equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the Opsware license agreement, EDS is required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial term, $1.3 million for the next two months, $1.7 million in the following month, and $2.0 million per month thereafter. The Company began recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003.

At the end of the initial three-year license term, EDS is required to either (1) pay annual license fees at the higher of the then current rate of usage, based on the defined license fee per device, or the contractual minimum in order to renew the license or (2) discontinue all use of the technology if the license is not renewed. The license and maintenance agreements expire after year five (the initial term plus two one-year periods) and any additional use of the software by EDS would require a new license agreement.

4. Stock Compensation

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized approximately $100,000 and $920,000 of stock compensation expense with respect to this option during the three and six-month periods ended July 31, 2003, respectively.

During the six-month period ended July 31, 2003, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the options resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of grant and the intrinsic value at the date of termination. The Company recognized approximately $290,000 of stock compensation expense with respect to these modifications during the six-month period ended July 31, 2003.

The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Stock-based compensation expense of $321,000 and $44,000 was recognized using the graded vesting method for the three-month period ended July 31, 2003 and 2002, respectively. Stock-based compensation expense of $379,000 and $6.0 million was recognized using the graded vesting method for the six-month period ended July 31, 2003 and 2002, respectively. In addition, the Company reversed $86,000 and $0 from deferred compensation expense related to employees that were terminated during the three-month periods ended July 31, 2003 and 2002, respectively. The Company reversed $597,000 and $4.5 million from deferred compensation expense related to employees that were terminated during the six-month periods ended July 31, 2003 and 2002, respectively. The reversals reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. In addition, the Company reversed approximately $7,000 and $0 of unamortized deferred stock compensation related to the terminated employees during the three-month periods ended July 31, 2003 and 2002, respectively. The Company reversed approximately $106,000 and $2.0 million of unamortized deferred stock compensation related to the terminated employees during the six-month periods ended July 31, 2003 and 2002, respectively.

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

Net revenue by geographic location were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenue generated in the United States	$4,265	$13,476	$6,806	$28,306
Revenue generated in Europe	—	4,031	—	6,639

Revenue as reported	$4,265	$17,507	$6,806	$34,945

Net long-lived assets and total assets by geographic location were as follows (in thousands):

	As of July 31, 2003	As of January 31, 2003
	(unaudited)
United States	$4,798	$5,550
Europe	—	—

Total	$4,798	$5,550

6. Settlements

In February 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the three-month period ended April 30, 2003.

During the three-month period ended July 31, 2003, the Company reached final resolution related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued for by the Company and the resolution of such liabilities resulted in a recovery to other income (expense) of approximately $850,000 during the three-month period ended July 31, 2003.

7. Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net loss per share is computed by dividing the consolidated net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Numerator:
Consolidated net loss	$(3,133)	$(16,676)	$(7,004)	$(47,056)

Denominator:
Weighted average common Shares outstanding	79,398	77,236	79,074	76,707
Less weighted average shares subject to repurchase	(1,548)	(6,550)	(1,707)	(7,092)

Shares used in basic and diluted consolidated net loss per share	77,850	70,686	77,366	69,615

Historical basic and diluted consolidated net loss per share	$(0.04)	$(0.24)	$(0.09)	$(0.68)

The Company has excluded the impact of all shares of common stock subject to repurchase, warrants for common stock and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 14.3 million and 22.2 million for the three-month period ended July 31, 2003 and 2002, respectively. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share was 13.9 million and 18.1 million for the six-month period ended July 31, 2003 and 2002, respectively.

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

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, the Company received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of July 31, 2003 has since been reclassified to accrued data center facility costs. The Company believes that it has not breached any of the agreements and will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing expenses in connection with this arbitration.

In the future, the Company may be subject to other lawsuits. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

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

In some cases, the Company may provide warranties with respect to its software products. Consistent with FIN 45, the Company will accrue for known warranty claims if a loss is probable and can be reasonably estimated and will accrue for estimated but unidentified warranty claims based on historical activity. To date, the Company has had no warranty claims. As a result, the Company has not recorded a warranty accrual.

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for periods ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction) up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. To date, EDS has not made a claim for indemnification, and the Company believes that the likelihood of its obligation to indemnify EDS for these matters is remote. The Company has not recorded a liability related to these indemnification provisions.

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

10. Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS 150. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise has been effective since the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS 150 will have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company adopted FIN 46 in January 2003. The Company does not currently have any interest in variable interest entities and, accordingly, the adoption of FIN 46 has not had any impact on its consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The Company adopted FIN 45 in December 2002, and the adoption of FIN 45 has not had a material effect on its consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sale-leaseback transactions. The Company adopted SFAS 145 as of February 1, 2003, which required the reclassification of the gain on the extinguishment of debt from an extraordinary item in the Company’s results of operations beginning in the period ended July 31, 2003.

11. Subsequent Events

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program. Pursuant to the agreement, the Company paid the lessor of its corporate headquarters approximately $7.4 million and reduced its lease commitments going forward. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million. The remaining portion of the payment will be accounted for as prepaid rent and amortized over the remaining lease term.

The following information should be read in conjunction with our Annual Report on Form 10-K filed on May 1, 2003 with the Securities and Exchange Commission and “Factors That May Affect Future Results” herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the interim periods presented. On August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

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

In the Software Business, we derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services.

In May 2001, while operating the Managed Services Business, we announced a restructuring program to improve utilization of our existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses. Included in the $30.2 million was a non-cash charge of $2.9 million related to the acceleration of vesting of options held by certain employees. Of the total charge, $0.6 million was recovered through the sale of assets and liabilities related to the Managed Services Business, during the three-month period ended October 31, 2002.

In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of common stock, representing $3.0 million worth of our common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration. In July 2002, the FASB issued SFAS 145, related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 as of February 1, 2003, which required the reclassification of the gain on the extinguishment of debt from an extraordinary item in our results of operations beginning in the period ended July 31, 2003.

In June 2002, we announced a restructuring program in connection with our entering into an agreement to sell the assets and liabilities of our Managed Services Business to EDS, which included a worldwide workforce reduction and a provision for the impairment of excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $7.0 million classified as operating expenses in the three-month period ended July 31, 2002.

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program was accounted for under the provisions of SFAS No. 146. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on prevailing real estate market conditions at that time. As a result, we recorded restructuring costs of $13.3 million classified as operating expenses. In accordance with SFAS 146, we recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in our estimate due to a decrease in estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. In accordance with SFAS 146, we recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

In May 2003, we entered into a software distribution license with Hewlett-Packard. Hewlett-Packard will distribute our Opsware System software with its HP Utility Data Center solution. In addition, Hewlett-Packard will provide consulting and implementation services related to our Opsware System software in conjunction with its HP Utility Data Center solution.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering of common stock, customer revenue, the sale of our Managed Services Business, the sale of our senior discount notes and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of July 31, 2003, we had approximately $64.9 million in cash, cash equivalents and restricted cash. In August 2003, we entered into an agreement to amend the facility lease of our corporate headquarters, portions of which were idle and included in the August 2002 restructuring. Pursuant to the agreement, we paid the lessor approximately $7.4 million. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS.

Net cash used in operating activities was $4.8 million for the six-month period ended July 31, 2003 and $38.7 million for the six-month period ended July 31, 2002. Net cash used in operating activities for the six-month period ended July 31, 2003 was primarily the result of a net loss, an increase in accounts receivable and the decrease in accrued liabilities, partially offset by depreciation and amortization and the increase in advances from customers and deferred revenue. Net cash used in operating activities for the six-month period ended July 31, 2002 was primarily the result of a net loss and the gain from the retirement of the senior discount notes, partially offset by depreciation and amortization.

Net cash used in investing activities was $545,000 for the six-month period ended July 31, 2003. Net cash provided by investing activities was $4.6 million for the six-month period ended July 31, 2002. Net cash used in investing activities for the six-month period ended July 31, 2003 consisted of investments in capital equipment. Net cash provided by investing activities for the six-month period ended July 31, 2002 consisted of maturities and sales of short-term investments and a reduction in restricted cash, partially offset by investments in capital equipment.

Net cash provided by financing activities was $3.3 million for the six-month period ended July 31, 2003. Net cash used in financing activities was $41.9 million for the six-month period ended July 31, 2002. Net cash provided by financing activities for the six-month period ended July 31, 2003 was primarily attributable to proceeds received from the exercise of stock options. Net cash used in financing activities for the six-month period ended July 31, 2002 was primarily attributable to the retirement of the senior discount notes.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS for periods ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction) up to a maximum of $27.0 million, for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by us under that agreement, subject to limitations. To date, EDS has not made a claim for indemnification, and we believe that the likelihood of our obligation to indemnify EDS for these matters is remote. However, if EDS makes a claim for indemnification, we may be required to expend significant cash resources in defense and settlement of the claim.

As of July 31, 2003, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at July 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Capital leases	$48	$48	$—	$—	$—
Operating leases, net of subleases	25,312	3,723	8,465	6,625	6,499

Total	$25,360	$3,771	$8,465	$6,625	$6,499

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may restructure existing obligations or seek additional capital through sales of debt or equity, equipment lease facilities, bank financings or arrangements with strategic partners. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements. In connection with the amendment of the facility lease of our corporate headquarters, we paid the lessor of the premises approximately $7.4 million in September 2003. The contractual obligations listed above exclude the effect of this payment. See Note 11, “Subsequent Events,” in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a further discussion of this transaction.

Results of Operations

Net revenues, cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses include the results of our Managed Services Business for the three-month and six-month periods ended July 31, 2002. As a result, historical financial information relating to the three-month and six-month periods ended July 31, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

Net revenues. Net revenues decreased to $4.3 million during the three-month period ended July 31, 2003 from $17.5 million during the three-month period ended July 31, 2002. Net revenues decreased to $6.8 million during the six-month period ended July 31, 2003 from $34.9 million during the six-month period ended July 31, 2002. The decreases in both the three and six month periods were primarily the result of the sale of our Managed Services Business to EDS. For the three-month period ended July 31, 2003, EDS accounted for 98% of our net revenues. For the three-month period ended July 31, 2002, Consignia and the Office of the E-Envoy each accounted for 10% of our net revenues. For the six-month period ended July 31, 2003, EDS accounted for 97% of our net revenues. For the six-month period ended July 31, 2002, no customer accounted for more than 10% of our net revenues. As of July 31, 2003, EDS accounted for 91% of our accounts receivable balance.

Cost of revenues. In the Software Business, cost of revenues consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for professional services, costs related to third-party technologies included in our software and depreciation and amortization of capitalized equipment and software. In the Managed Services Business, cost of revenues consisted primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provided services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software. Cost of revenues decreased in absolute dollars and decreased as a percentage of net revenues, to $1.1 million, or 25% of net revenues, during the three-month period ended July 31, 2003 from $22.8 million, or 130% of net revenues, during the three-month period ended July 31, 2002. Cost of revenues decreased in absolute dollars and decreased as a percentage of net revenues, to $2.0 million, or 30% of net revenues, during the six-month period ended July 31, 2003 from $48.0 million, or 137% of net revenues, during the six-month period ended July 31, 2002. The decrease was primarily the result of the sale of our Managed Services Business to EDS and the ongoing effects of our restructuring programs. We expect that our cost of revenues will increase in absolute dollars in the next fiscal quarter.

Research and development. In both the Software Business and the Managed Services Business, research and development expenses consist primarily of salaries and related personnel expenses, facility costs and depreciation and amortization of purchased equipment and software. Research and development expenses decreased in absolute dollars but increased as a percentage of net revenues, to $2.3 million, or 54% of net revenues, during the three-month period ended July 31, 2003 from $3.3 million, or 19% of net revenues, during the three-month period ended July 31, 2002. Research and development expenses decreased in absolute dollars but increased as a percentage of net revenues, to $4.5 million, or 66% of net revenues, during the six-month period ended July 31, 2003 from $7.2 million, or 21% of net revenues, during the six-month period ended July 31, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our research and development expenses will increase in absolute dollars in the next fiscal quarter.

Sales and marketing. In the Software Business, sales and marketing expenses consist primarily of salaries and related personnel expenses, trade shows and other promotional expenses and facility costs. In the Managed Services Business, sales and marketing expenses consisted primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and other promotional expenses. Sales and marketing expenses decreased in absolute dollars but increased as a percentage of net revenues, to $2.3 million, or 53% of net revenues, during the three-month period ended July 31, 2003 from $6.2 million, or 36% of net revenues, during the three-month period ended July 31, 2002. Sales and marketing expenses decreased in absolute dollars but increased as a percentage of net revenues, to $4.3 million, or 63% of net revenues, during the six-month period ended July 31, 2003 from $12.8 million, or 37% of net revenues, during the six-month period ended July 31, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal quarter.

General and administrative. In the Software Business, general and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and non-cash compensation charges for the cancellation and modification of stock option awards. In the Managed Services Business, general and administrative expenses consist primarily of salaries and related personnel expenses and fees for outside professional services. General and administrative expenses decreased in absolute dollars but increased as a percentage of net revenues, to $2.5 million, or 59% of net revenues, during the three-month period ended July 31, 2003 from $3.1 million, or 18% of net revenues, during the three-month period ended July 31, 2002. General and administrative expenses decreased in absolute dollars but increased as a percentage of net revenues, to $4.7 million, or 69% of net revenues, during the six-month period ended July 31, 2003 from $7.2 million, or 21% of net revenues, during the six-month period ended July 31, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our general and administrative expenses will remain relatively constant in absolute dollars in the next fiscal quarter, excluding the effect of any non-cash compensation charges in connection with the cancellation or modification of stock option awards. During the three and six-month periods ended July 31, 2003, we recorded non-cash compensation charges of $820,000 and $1.2 million in general and administrative expenses, respectively.

Restructuring costs. In fiscal 2003, we announced two restructuring programs executed in connection with the sale of our Managed Services Business to EDS. We recorded restructuring costs of $7.0 million in the three-month period ended July 31, 2002 and $13.3 million in the three-month period ended October 31, 2002. The restructuring programs included a worldwide workforce reduction, a provision for the resulting excess facilities and provisions for excess and obsolete property and equipment. We recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the three-month period ended October 31, 2002. In accordance with SFAS 146, we recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in our estimate due to a decrease in estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. In accordance with SFAS 146, we recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

Stock-based compensation. Stock-based compensation expense was $321,000 in the three-month period ended July 31, 2003 compared to $44,000 in the three-month period ended July 31, 2002. Stock-based compensation expense was $379,000 in the six-month period ended July 31, 2003 compared to $6.0 million in the six-month period ended July 31, 2002. The increase in the three-month period ended July 31, 2003 from the three-month period ended July 31, 2002 was due to the reversal of stock-based compensation expense related to the termination of employees and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed $86,000 and $0 in the three-month periods ended July 31, 2003 and July 31, 2002, respectively. We reversed $597,000 and $4.5 million in the six-month periods ended July 31, 2003 and July 31, 2002, respectively. In addition, amortization of stock-based compensation decreased each quarter as a result of our use of the graded vesting method. The remaining deferred stock-based compensation as of July 31, 2003 was approximately $583,000.

Interest and other income (expense), net. Interest and other income (expense), net, increased to a benefit of $1.1 million in the three-month period ended July 31, 2003 from an expense of $(545,000) in the three-month period ended July 31, 2002. Interest and other income (expense), net, increased to a benefit of $2.9 million in the six-month period ended July 31, 2003 from an expense of $(2.5) million in the six-month period ended July 31, 2002. The increase to a benefit was primarily due to proceeds of $2.4 million from the settlement payment received from Atriax, a decrease to our interest expense as a result of the retirement of our senior discount notes and the recovery of $850,000 in connection with the resolution of certain liabilities related to the Managed Services Business during the three-months ended July 31, 2003.

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

We generate revenue from the sale of software licenses and services related to the Software Business, including from maintenance and support agreements and professional service agreements. Sales of software licenses and maintenance are the primary components of our Software Business revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once we establish vendor specific objective evidence of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. Until we establish vendor specific objective evidence of fair value for maintenance, both the license and maintenance, revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement fee is recognized over the term of the license period. See Note 3, “Transactions with EDS,” in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a further discussion of our treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS. Services revenue is comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When services are considered essential or the arrangement involves customization or modification of our software and when reliable estimates are available for the costs and efforts necessary to complete the services, both the license and services revenues under the arrangement are recognized under the percentage of completion method of accounting based upon input measures of hours. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether the services are available for other customers, do not involve a significant degree of risk or unique acceptance criteria and whether we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of professional services is based upon hourly rates. We enter into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements. Services revenue during the three and six-month periods ended July 31, 2003 was not significant.

We intend to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”), unless we are aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with these arrangements, there is no right of return or price protection for sales to resellers.

The timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion method or completed contract of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. A significant portion of our revenue recognized during the three and six-month periods ended July 31, 2003 was recognized under the ratable method of accounting. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal quarter.

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

Deferred Revenue. If we have not met the criteria for revenue recognition, we defer revenue recognition until such time as all criteria are met. If we have not met the criteria for revenue recognition and have received cash from a customer, the amounts received are included in advances from customers. If we have met the criteria for revenue recognition, whether or not we have received cash from a customer, the amounts are recorded as deferred revenue, except for the amounts recognized in the then current period revenue.

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

Accruals and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, we have retained various liabilities related to our Managed Services Business. The outcome of these liabilities could result in a material difference from our current estimates, and could result in additional expenses or the recovery of amounts previously recorded. Under our amended and restated ethernet collocation internet access service agreement with Qwest, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of July 31, 2003 has since been reclassified to accrued data center facility costs. During the three-months ended July 31, 2003, we completed a transaction related to the Managed Services Business, which had been previously expensed that resulted in a recovery to other income (expense) of approximately $850,000. See Note 8 to the condensed consolidated financial statements for a description of our material legal proceedings.

We do not currently record compensation expense in connection with stock options granted to employees and directors in accordance with SFAS 123. See Note 1 to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual financial results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the limited number of deals we expect to close each quarter for the foreseeable future;

•	the timing of signing and deployment of contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the effect of any non-cash compensation charges in connection with the cancellation or modification of stock option awards;

•	the timing of our satisfaction of revenue recognition criteria, including the establishment of vendor specific objective evidence of fair value for maintenance;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

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

Our operating results are and will continue to be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our Software Business.

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. Concurrently with the execution of the asset purchase agreement with EDS, we entered into a three-year $52.0 million license and maintenance agreement with EDS. For the three and six-month periods ended July 31, 2003, EDS accounted for 98% and 97% of our net revenue, respectively. As of July 31, 2003, EDS accounted for 91% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. Our Opsware license and maintenance agreement with EDS is for an initial term of three years and we cannot assure you that EDS will renew the license beyond three years or that, if EDS does renew the license, it will do so on the current terms. We cannot assure you that EDS will be able to deploy our software successfully or in the time frames contemplated by the Opsware license agreement, each of which may affect their willingness to renew the license. If EDS does not renew the license, our operating results will be adversely affected and this may negatively impact our reputation and our ability to license our Opsware software to customers more broadly.

The rates we charge our customers for our Opsware System software may decline over time or we may choose to amend those rates to better achieve our business objectives, which could reduce our revenue and affect our financial results.

As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees we charge for our Opsware System software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to amend existing customer contracts, including our license and maintenance agreement with EDS, to better achieve our business objectives, and any such amendments could affect our results of operations as well as the historical accounting treatment for any such contracts.

The asset purchase agreement we entered into with EDS in connection with the sale of our Managed Services Business exposes us to contingent liabilities.

Under the asset purchase agreement with EDS, we have retained various liabilities relating to the Managed Services Business and have agreed to indemnify EDS for periods ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction), up to a maximum of $27.0 million, for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by us under that agreement, subject to limitations. Although we believe that the likelihood of our obligation to indemnify EDS for these matters is remote, if EDS makes a claim for indemnification, we may be required to expend significant time and cash resources in defense or settlement of the claim.

We must satisfy the criteria of revenue recognition in order to recognize the cash received from customers under our license agreements as revenue.

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that a persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of fair value for maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. A significant portion of our revenue recognized during the three and six-month periods ended July 31, 2003 was recognized under the ratable method of accounting. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal quarter.

As we develop our software products and refocus our operations, we may continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We will be required to spend significant funds to continue developing our software products and refocus our operations, research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of July 31, 2003, we had an accumulated deficit of $459.9 million, which includes approximately $177.0 million related to non-cash deferred stock compensation. We expect to continue to experience operating losses for the foreseeable future.

To achieve operating profitability, we will need to establish a customer base for our software. However, we may not be able to increase our revenue or increase our operating efficiencies as planned. If our revenue grows more slowly than we anticipate or if our operating expenses increase by more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve operating profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

There has been increasing public debate about the proper accounting treatment for stock options. Although we are not currently required to record compensation expense in connection with option grants in accordance with SFAS 123 that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense or that we may elect to do so. If there is any such change in accounting regulations or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 1 of our condensed consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net income loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 1.

Our operating results may suffer if we fail to achieve expected benefits from strategic relationships.

We have relied on in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We have entered into an agreement with BEA Systems, under which BEA will refer prospects for the Opsware System to us from BEA’s existing customer base. In addition, we have developed Opsware Blade Edition to support Sun Microsystem’s blade server environments. We have also entered into a software distribution license with Hewlett-Packard, under which it will distribute our Opsware System software with its HP Utility Data Center solution and provide consulting and implementation services related to our Opsware System software.. We cannot guarantee that any new customer relationships or revenue will result from these agreements. In fact, we may not achieve any benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners, including BEA, Hewlett-Packard, Sun or EDS, experience financial difficulties, we may not be able to realize the expected benefits of these relationships.

Recent unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy. We expect this downturn to continue, but are uncertain as to its future severity and duration. In the future, fears of continued global recession, war and acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led to reduced IT spending. If these conditions worsen, demand for our products may be reduced.

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

We intend to focus our sales efforts on enterprises, government agencies and service providers. Sales to these entities generally have a long sales cycle and the length of this sales cycle has increased in response to current economic conditions. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures;

•	our lack of customer references due to our limited number of customers and limited experience operating our Software Business;

•	concerns about the introduction or announcement of our or our competitors’ new products; and

•	potential downturns in the IT market and in economic conditions generally.

In addition, the time it takes to deploy our software with these accounts may be longer than a non-enterprise customer, which may delay our ability to recognize revenue from sales to these accounts.

If we do not develop our direct sales organization we will have difficulty acquiring and retaining customers.

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we may require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training. If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

The data center automation software market is relatively new, and our business will suffer if the market does not develop as we expect.

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

As part of our normal operations in connection with the development and delivery of our software, we license software from third-party commercial vendors. These products may not continue to be available on commercially reasonable terms, or at all. The loss of these products could result in delays in the sale of our software until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenue. Furthermore, to the extent that we incorporate these products into our software and the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

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

Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We may face significant challenges in retaining our employees if the value of our stock declines. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to our stockholders. Some of our employees hold options with exercise prices that are higher than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options or restricted stock, issue new options or grant additional shares of stock to motivate and retain our employees. To the extent we issue additional options or shares of restricted stock, existing stockholders will be diluted. Furthermore, potential changes in practices regarding accounting for stock options could result in significant accounting charges, which could raise our costs and impair our ability to use stock options for compensation purposes.

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

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of July 31, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

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

As of August 31, 2003, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 43.6% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of August 31, 2003, we had 80,713,796 shares of common stock outstanding. In connection with the repurchase of our senior discount notes, we issued 2,046,385 shares of our common stock to Morgan Stanley & Co. Incorporated and registered those shares for resale with the Securities and Exchange Commission. Sales of these shares could depress our stock price. Approximately 14.0 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over the financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of July 31, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing expenses in connection with this arbitration.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 24, 2003 in Sunnyvale, California. Of the 79,044,337 shares outstanding as of the record date, holders of 68,347,955 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two Class III directors to serve until the 2006 annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Votes For	Abstained	Votes Withheld
William V. Campbell	66,696,847	—	1,651,108
Michael S. Ovitz	66,620,629	—	1,727,326

2.	To approve the material terms of our Amended and Restated 2000 Incentive Stock Plan.

Votes for:	65,393,563
Votes against:	2,478,004
Abstained:	476,388

3.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 31, 2004.

Votes for:	66,567,971
Votes against:	1,728,322
Abstained:	51,662

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

Exhibit Number	Description

10.1	Second Amendment to Lease Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC.

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: September 12, 2003

EXHIBIT INDEX

10.1	Second Amendment to Lease Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.