Form 10-Q
period 2003-10-31
OPSWARE INC
filed 2003-12-12
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

There were 81,089,265 shares of the Company’s Common Stock, par value $0.001, outstanding on November 30, 2003.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, revenue generated from the sale of our Opsware software and services, cost of revenue, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectation with respect to our obligations to indemnify EDS, our expectations regarding ongoing development of our Opsware software and other technical capabilities, the timing of the closing of our acquisition of Tangram Enterprise Solutions, Inc (“Tangram”) and potential expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Factors That May Affect Future Results” in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2003	January 31, 2003
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$53,242	$63,162
Accounts receivable, net	3,168	—
Prepaid expenses and other current assets	2,987	2,094

Total current assets	59,397	65,256
Property and equipment, net	4,262	5,550
Restricted cash	2,920	3,821
Prepaid rent	3,197	—
Other assets	855	1,252

Total assets	$70,631	$75,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419	$493
Accrued data center facility costs	6,850	7,843
Other accrued liabilities	5,415	8,949
Advances from customers	2,540	2,539
Deferred revenue, current portion	6,126	—
Accrued restructuring costs, current portion	454	2,011
Capital lease obligations, current portion	34	43

Total current liabilities	21,838	21,878

Deferred revenue, net of current portion	1,581	—
Accrued restructuring costs, net of current portion	2,287	7,840
Capital lease obligations, net of current portion	—	23

Commitments and contingencies

Stockholders’ equity:
Common stock	81	79
Additional paid-in capital	507,848	500,976
Notes receivable from stockholders	(385)	(793)
Deferred stock compensation	(750)	(1,665)
Accumulated deficit	(461,904)	(452,863)
Accumulated other comprehensive income	35	404

Total stockholders’ equity	44,925	46,138

Total liabilities and stockholders’ equity	$70,631	$75,879

(A)	The balance sheet at January 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net revenues	$5,010	$2,627	$11,816	$37,572
Cost and expenses:
Cost of revenues*	1,172	2,995	3,187	51,022
Research and development*	2,111	2,873	6,608	10,054
Sales and marketing*	2,240	2,371	6,501	15,209
General and administrative*	2,396	2,432	7,060	9,619
Restructuring costs, net	269	12,669	1,184	19,682
Amortization (reversal) of deferred stock compensation	66	(18,303)	445	(12,323)

Total cost and expenses	8,254	5,037	24,985	93,263

Loss from operations	(3,244)	(2,410)	(13,169)	(55,691)

Gain from retirement of senior discount notes	—	—	—	8,736
Gain on sale of assets and liabilities related to Managed Services Business	1,052	50,660	1,184	50,660
Interest and other income (expense), net	155	2,338	2,944	(173)

Income (loss) before income taxes	(2,037)	50,588	(9,041)	3,532

Provision for income taxes	—	(1,500)	—	(1,500)

Net income (loss)	$(2,037)	$49,088	$(9,041)	$2,032

Net income (loss) per share
Basic	$(0.03)	$0.67	$(0.12)	$0.03

Diluted	$(0.03)	$0.65	$(0.12)	$0.03

Shares used in net income (loss) per share
Basic	79,425	72,989	78,060	70,743
Diluted	79,425	76,123	78,060	73,632

*	Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of revenues	$61	$(6,821)	$155	$(3,725)
Research and development	(72)	(2,863)	192	(869)
Sales and marketing	40	(1,881)	145	(2,050)
General and administrative	37	(6,738)	(47)	(5,679)

Total amortization (reversal) of deferred stock compensation	$66	$(18,303)	$445	$(12,323)

(1)	Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering, in a separate line item more accurately reflects the results of our individual operating categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2003	2002
Operating activities:
Net income (loss)	$(9,041)	$2,032
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,198	16,558
Accretion on notes payable	—	2,544
Accretion on warrants related to senior discount notes	—	656
Gain from retirement of senior discount notes	—	(8,736)
Gain on sale of assets and liabilities related to Managed Services Business	—	(50,660)
Amortization of deferred stock compensation	445	(12,323)
Charges related to equity transactions	2,124	—
Loss (recovery) on disposal of property and equipment	(140)	5,071
Non-cash restructuring costs	—	54
Changes in operating assets and liabilities:
Accounts receivable, net	(3,168)	(266)
Prepaid expenses, other current assets and other assets	(496)	433
Prepaid rent	(3,197)	—
Accounts payable	(74)	894
Accrued data center facility costs	(993)	—
Other accrued liabilities	(3,534)	2,462
Advances from customers	1	—
Deferred revenue	7,707	(9,264)
Accrued restructuring costs	(7,110)	1,633

Net cash used in operating activities	(15,278)	(48,912)
Investing activities:
Purchases of property and equipment	(770)	(3,397)
Maturities and sales of available-for-sale investments	—	3,288
Decrease in restricted cash	901	13,114
Proceeds on sale of assets and liabilities related to Managed Services Business	—	61,244

Net cash provided by investing activities	131	74,249
Financing activities:
Proceeds from issuance of common stock, net	4,887	2,003
Payments to retire senior discount notes	—	(42,000)
Payments on lease obligations	(32)	(1,412)
Proceeds from repayment of stockholders’ notes receivable	372	1,046

Net cash provided by (used in) financing activities	5,227	(40,363)

Net decrease in cash and cash equivalents	(9,920)	(15,026)
Cash and cash equivalents at beginning of period	63,162	91,415

Cash and cash equivalents at end of period	$53,242	$76,389

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$109
Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease	$—	$1,204
Cancellation of stockholder notes receivables for terminated employees related to unvested awards	$36	$926
Issuance of common stock in connection with the retirement of senior discount notes	$—	$3,000

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware,” “the Company,” or “we”), was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company refers to this business as the Managed Services Business.

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

The Company currently sells its Opsware System software to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. The Company refers to this business as the Software Business. The Opsware System automates key server and software operations in data centers, including provisioning, changing, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications across geographically disparate locations and heterogeneous data center environments.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments and restructuring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 31, 2003 included in the Company’s Annual Report on Form 10-K filed on May 1, 2003. The condensed consolidated balance sheet at January 31, 2003 has been derived from audited consolidated financial statements at that date.

The results of operations for the three and nine-month period ended October 31, 2003 are not necessarily indicative of results for any other period.

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

For the three-month period ended October 31, 2003, EDS accounted for 84% of the Company’s net revenues. For the three-month period ended October 31, 2002, Consignia and the Office of the E-Envoy accounted for 11% and 14% of the Company’s net revenues, respectively. For the nine-month period ended October 31, 2003, EDS accounted for 91% of the Company’s net revenue. For the nine-month period ended October 31, 2002, no customer accounted for more than 10% of the Company’s net revenues. As of October 31, 2003, EDS accounted for 90% of the Company’s accounts receivable balance.

Revenue Recognition

As part of its Software Business, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition”(“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”(“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”(“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

The Company generates revenue from the sale of software licenses and services related to the Software Business, including that from maintenance and support agreements and professional service agreements. Sales of software licenses and maintenance are the primary components of the Company’s Software Business revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once the Company establishes vendor specific objective evidence of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. Until the Company establishes vendor specific objective evidence of fair value for maintenance, both the license and maintenance revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement is recognized ratably over the term of the license period. See Note 3, “Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

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

Vendor specific objective evidence of fair value of professional services is based upon hourly rates. The Company enters into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value in multi-element arrangements. Services revenue during the three and nine-month periods ended October 31, 2003 was not significant.

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

To date, the vast majority of the Company’s revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because the Company has not established vendor specific objective evidence of fair value.

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

Deferred Revenue

If the Company has not met the criteria for revenue recognition, the Company defers revenue recognition until such time as all criteria are met. If the Company has not met the criteria for revenue recognition and has received cash from a customer, the amounts received are included in advances from customers. If the Company has met the criteria for revenue recognition, whether or not it has received cash from a customer, the amounts billed are recorded as deferred revenue, except for that portion recognized in the then current period revenue.

Impairment of Long-Lived Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment to determine whether there are any indications of impairment. According to its accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from its customers is less than the carrying value of its long-lived assets, the Company compares the estimated discounted future net cash flows to be generated from its customers to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated discounted future net cash flow.

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

Accruals and Contingencies

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (SFAS 5). If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on its results of operations and financial position. In addition, the Company has retained various liabilities related to its Managed Services Business. The outcome of these liabilities could result in a material difference from its current estimates, and could result in additional expenses or the recovery of amounts previously recorded. See Note 8, “Legal Proceedings” for a description of the Company’s material legal proceedings.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” (SFAS 86) requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations.

Comprehensive Income (Loss)

The Company’s total consolidated comprehensive net income (loss) was $(2.0) million and $49.4 million for the three-month periods ended October 31, 2003 and 2002, respectively. The Company’s total consolidated comprehensive net income (loss) was $(9.0) million and $2.4 million for the nine-month periods ended October 31, 2003 and 2002, respectively. The differences between the total consolidated net income (loss) and the total consolidated comprehensive net income (loss) were related to foreign currency translation and unrealized gains on investments.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by FAS 148, the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board

Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been decreased (increased) to the amounts indicated as “pro forma” below (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
As reported consolidated net income (loss)	$(2,037)	$49,088	$(9,041)	$2,032
Stock-based compensation included in reported net income (loss)	1,348	(18,303)	2,936	(12,323)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,762)	(2,353)	(5,373)	(8,851)

Consolidated pro forma net income (loss)	$(2,451)	$28,432	$(11,478)	$(19,142)

Earnings Per Share:
As reported consolidated net income (loss) per share
Basic	$(0.03)	$0.67	$(0.12)	$0.03
Diluted	$(0.03)	$0.65	$(0.12)	$0.03

Consolidated pro forma net income (loss) per share:
Basic	$(0.03)	$0.39	$(0.15)	$(0.27)
Diluted	$(0.03)	$0.37	$(0.15)	$(0.26)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards
	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Risk-free interest yield	3.38%	4.00%	2.90%	4.00%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	90%	115%	100%	122%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Risk-free interest yield	1.02%	1.55%	1.48%	1.95%
Expected life (years)	0.5	0.5	0.5	0.5
Volatility	69%	118%	78%	91%
Dividend yield	0%	0%	0%	0%

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

2. Restructuring Costs

In May 2001, while operating the Managed Services Business, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of 122 employees, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the three-month period ended July 31, 2001. Included in the $30.2 million was a noncash charge of $2.9 million related to accelerating the vesting of options for certain employees. The Company recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the three-month period ended October 31, 2002. In October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California, a portion of which was included in the May 2001 restructuring program in connection with the closing of the sale of the Managed Services Business and the remaining portion of which was included in the August 2002 restructuring program, which is described below. Pursuant to the agreement, the Company paid the remaining rent amount of $4.6 million in one lump sum rather than on a continuing monthly basis over the term of the lease.

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Total Charge	Adjustment	Noncash Charges	Cash Payments	Restructuring Liabilities at October 31, 2003
Workforce reduction	$5.4	$(0.1)	$(2.9)	$(2.4)	$—
Consolidation of excess facilities	20.6	—	—	(20.6)	—
Disposal of property and equipment	4.2	(0.5)	—	(3.7)	—

Total	$30.2	$(0.6)	$(2.9)	$(26.7)	$—

In June 2002, the Company announced a restructuring program in connection with its entering into an agreement to sell the assets and liabilities of the Managed Services Business to EDS, which included a worldwide workforce reduction of 107 employees and a provision for the impairment of excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as operating expenses in the three-month period ended July 31, 2002.

A summary of the June 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Liabilities at October 31, 2003
Workforce reduction	$3.8	$(0.1)	$(3.7)	—
Disposal of property and equipment	3.2	(3.2)	–	—

Total	$7.0	$(3.3)	$(3.7)	—

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activity.” The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the three-month period ended October 31, 2002. In accordance with SFAS 146, the Company recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in the estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. In accordance with SFAS 146, the Company recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, the Company renegotiated the price and paid the lessor of its corporate headquarters approximately $7.4 million and reduced its lease commitments going forward. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 due to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized through May 2010, the end of the lease term.

As described above, in October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California. This resulted in an additional restructuring charge of approximately $414,000, which represents the present value of the remaining payments included in the original restructuring charge.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Total Charge	Adjustment	Noncash Charges	Cash Payments	Restructuring Liabilities at October 31, 2003
Consolidation of excess facilities	$12.1	$1.3	$—	$(10.7)	$2.7
Disposal of property and equipment	1.2	(0.1)	(1.1)	—	—

Total	$13.3	$1.2	$(1.1)	$(10.7)	$2.7

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

As part of the purchase price, the Company granted EDS a license to use its Opsware System software to service those customers that were transferred to EDS, and undertook certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS of which approximately $320,000 was recognized as of October 31, 2003. The remaining balance will be amortized through January 15, 2004. The Company retained title to all of its proprietary Opsware software. In addition, the Company issued a $4.0 million letter of credit in favor of EDS to cover any post-closing liabilities related to the net asset adjustment test contained in the asset purchase agreement with EDS. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement and EDS released the letter of credit.

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

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. The license and maintenance agreement contains extended payment terms and the Company has not established vendor specific objective evidence of fair value for maintenance, therefore the Company is recognizing the license fees from EDS when the monthly minimum commitment is due, as the Company delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The payments from EDS will be equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the Opsware license agreement, EDS is required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial term (beginning August 16, 2002), $1.3 million for the next two months, $1.7 million in the following month, and $2.0 million per month thereafter. The Company began recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003.

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

4. Stock Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized over the three-year vesting period of the stock award. The Company recognized approximately $120,000 of stock compensation expense using the graded vesting method in the three-month period ended October 31, 2003 with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized approximately $1.2 million and $2.1 million of stock compensation expense with respect to this option during the three and nine-month periods ended October 31, 2003, respectively.

During the nine-month period ended October 31, 2003, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the options resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of grant and the intrinsic value at the date of termination. The Company recognized approximately $290,000 of stock compensation expense with respect to these modifications during the nine-month period ended October 31, 2003.

The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Stock-based compensation expense of approximately $66,000 and $(18.3) million was recognized using the graded vesting method for the three-month period ended October 31, 2003 and 2002, respectively. Stock-based compensation expense of approximately $445,000 and $(12.3) million was recognized using the graded vesting method for the nine-month period ended October 31, 2003 and 2002, respectively. In addition, the Company reversed approximately $215,000 and $19.9 million from deferred compensation expense related to employees that were terminated during the three-month periods ended October 31, 2003 and 2002, respectively. The Company reversed approximately $812,000 and $24.4 million from deferred compensation expense related to employees that were terminated during the nine-month periods ended October 31, 2003 and 2002, respectively. The reversals reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. In addition, the Company reversed approximately $19,000 and $7.6 million of unamortized deferred stock compensation related to the terminated employees during the three-month periods ended October 31, 2003 and 2002, respectively. The Company reversed approximately $125,000 and $9.9 million of unamortized deferred stock compensation related to the terminated employees during the nine-month periods ended October 31, 2003 and 2002, respectively.

See Note 1, “Summary of the Company and Significant Accounting Policies” for a description of the Company’s policy with respect to accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25.

5. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. The Company is organized geographically between the United States and Europe. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance are assessed.

Net revenue by geographic location were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenue generated in the United States	$5,010	$1,952	$11,816	$30,346
Revenue generated in Europe	—	675	—	7,226

Revenue as reported	$5,010	$2,627	$11,816	$37,572

All net long-lived assets and total assets are in the United States.

6. Settlements

During the three-month period ended October 31, 2003, the Company reached final resolution with a former Managed Services Business vendor related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued by the Company and the resolution of such liabilities resulted in an additional gain on the sale of the assets and liabilities of the Managed Services Business to EDS of approximately $1.0 million in the period ended October 31, 2003.

During the three-month period ended July 31, 2003, the Company reached final resolution related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued by the Company and the resolution of such liabilities resulted in a recovery to other income (expense) of approximately $850,000 during the three-month period ended July 31, 2003.

During the three-month period ended April 30, 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the three-month period ended April 30, 2003.

7. Net Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic and diluted net income (loss) per share is computed by dividing the consolidated net income (loss) by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net income (loss) per share until the time-based vesting restrictions have lapsed. The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Numerator:
Consolidated net income (loss)	$(2,037)	$49,088	$(9,041)	$2,032
Denominator:
Weighted average common shares outstanding	80,764	77,610	79,643	77,217
Less weighted average shares subject to repurchase	(1,339)	(4,621)	(1,583)	(6,474)

Shares used in basic computation	79,425	72,989	78,060	70,743
Employee stock plans	—	3,134	—	2,889

Diluted income (loss) per share-weighted average shares outstanding	79,425	76,123	78,060	73,632

Basic consolidated net income (loss) per share	$(0.03)	$0.67	$(0.12)	$0.03
Diluted consolidated net income (loss) per share	$(0.03)	$0.65	$(0.12)	$0.03

The Company included the impact of all shares of common stock subject to repurchase, warrants for common stock and stock options from the calculation of diluted consolidated net income (loss) per common share if such securities were dilutive for the periods presented. The total number of shares excluded from the calculations of diluted consolidated net income (loss) per share was 12.8 million and 16.6 million for the three-month period ended October 31, 2003 and 2002, respectively. The total number of shares excluded from the calculations of diluted consolidated net income (loss) per share was 12.3 million and 21.3 million for the nine-month period ended October 31, 2003 and 2002, respectively.

In accordance with Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company was required to reclassify the gain on the extinguishment of debt from an extraordinary item in the results of operations beginning in the period ended July 31, 2003. As a result, the Company had income from continuing operations in the nine-month period ended October 31, 2002 rather than a loss and is therefore required to compute diluted earnings per share. The inclusion of the diluted shares did not change the reported diluted net income (loss) per share.

8. Legal Proceedings

On April 9, 2003, the Company entered into a stipulation of settlement with the plaintiffs in connection with the consolidated securities class action lawsuit related to the Company’s initial public offering claiming that the Company, certain of its officers, directors and the underwriters of its initial public offering violated federal securities laws by providing materially false and misleading information in its prospectus. The settlement was approved by the United States District Court for the Northern District of California on October 14, 2003 and provides for the final dismissal with prejudice of the litigation. The settlement was paid by the Company’s directors’ and officers’ insurance policy and, therefore, did not impact the Company’s financial position or results of operations.

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

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, the Company received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of October 31, 2003 has since been reclassified to accrued data center facility costs. The Company believes that it has not breached any of the agreements and will defend itself vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing expenses in connection with this arbitration.

In the future, the Company may be subject to other lawsuits. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

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

The Company has entered into certain real estate leases that require it to indemnify property owners against certain environmental claims. However, the Company only engages in the development, marketing and distribution of software, and has never had any environmental related claim. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded an accrual with respect to potential environmental claims. The Company is also responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded an accrual.

10. Commitments

As of October 31, 2003, the Company’s principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes the Company’s contractual obligations at October 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Capital Leases	$36	$36	$—	$—	$—
Operating leases, net of subleases	11,814	1,091	3,654	3,792	3,277

Total	$11,850	$1,127	$3,654	$3,792	$3,277

11. Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise has been effective since the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS 150 will have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created or acquired before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. The Company adopted FIN 46 in January 2003. The Company does not currently have any interest in variable interest entities and, accordingly, the adoption of FIN 46 has not had any impact on its consolidated financial position, results of operations or cash flows.

12. Subsequent Event

Tangram Acquisition

On December 4, 2003, the Company entered into a definitive agreement and plan of reorganization with Tangram Enterprise Solutions, Inc. (Tangram) pursuant to which it agreed to purchase and acquire Tangram in exchange for the issuance of $10 million (or under some circumstances stock and cash) of the Company’s common stock (subject to certain adjustments) valued at the closing of the transaction. The $10 million of consideration to be paid by the Company consists of the issuance of its common stock in exchange for the cancellation of certain outstanding debt of Tangram and the exchange of all of the outstanding shares of Tangram preferred stock and common stock. Completion of the transaction is subject to customary closing conditions, including the approval of Tangram’s shareholders.

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

In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of common stock, representing $3.0 million worth of our common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration. In July 2002, the FASB issued SFAS 145, related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 as of February 1, 2003, which required the reclassification of the gain on the extinguishment of debt from an extraordinary item in our results of operations in the period ended October 31, 2003.

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

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program was accounted for under the provisions of SFAS No. 146. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on prevailing real estate market conditions at that time. As a result, we recorded restructuring costs of $13.3 million classified as operating expenses. We recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in our estimate due to a decrease in estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. We recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003. In August 2003, we entered into an agreement to amend the facility lease of our corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, we renegotiated the price and paid the lessor approximately $7.4 million and reduced our lease commitments going forward. This resulted in a reduction of our restructuring liability related to the closing of the sale of our Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 due to the present value of the remaining payments included in the original restructuring charge. In October 2003, we entered into an agreement to amend the facility lease with respect to an idle facility located in Sunnyvale, California which was included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, we paid the remaining rent amount of $4.6 million in one lump sum rather than on a continuing monthly basis over the term of the lease. This resulted in an additional restructuring charge of approximately $414,000, which represents the present value of the remaining payments included in the original restructuring charge.

In May 2003, we entered into a software distribution license with Hewlett-Packard. Hewlett-Packard will distribute our Opsware System software with its HP Utility Data Center solution. In addition, Hewlett-Packard agreed to provide consulting and implementation services related to our Opsware System software in conjunction with its HP Utility Data Center solution.

In September 2003, we entered into a software distribution license with NEC, subject to certain minimum purchase commitments by NEC. Pursuant to this agreement, NEC will market, sell, and support our Opsware System software in Japan. NEC will sell the Opsware System in connection with its VALUMO Platform technology, as both a standalone product or integrated with other VALUMO products that support mission critical systems. In addition to being a reseller of the Opsware System, NEC may use the Opsware System for its own internal use.

On December 4, 2003, we entered into a definitive agreement and plan of reorganization with Tangram Enterprise Solutions, Inc. pursuant to which we agreed to purchase and acquire Tangram in exchange for the issuance of $10 million (or under some circumstances stock and cash) of our common stock (subject to certain adjustments) valued at the closing of the transaction. The $10 million of consideration to be paid by us consists of the issuance of our common stock in exchange for the cancellation of certain outstanding debt of Tangram and the exchange of all of the outstanding shares of Tangram preferred stock and common stock. Completion of the transaction is subject to customary closing conditions, including the approval of Tangram’s shareholders.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our preferred stock, our initial public offering of common stock, customer revenue, the sale of our Managed Services Business, the sale of our senior discount notes and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of October 31, 2003, we had approximately $56.2 million in cash, cash equivalents and restricted cash. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS.

Net cash used in operating activities was $15.3 million and $48.9 million for the nine-month periods ended October 31, 2003 and October 31, 2002, respectively. Net cash used in operating activities for the nine-month period ended October 31, 2003 was primarily the result of a net loss, an increase in accounts receivable, a decrease in accrued liabilities and the payments related to the Managed Services Business in connection with the amendments to our leased facilities resulting in an increase in prepaid rent and a decrease in our accrued restructuring, partially offset by depreciation and amortization, an increase in deferred revenue and charges related to equity transactions. Net cash used in operating activities for the nine-month period ended October 31, 2002 was primarily the result of the gain from the retirement of the senior discount notes, gain from the sale of assets and liabilities related to the Managed Services Business, amortization of deferred stock compensation and the decrease in deferred revenue, partially offset by depreciation and amortization and the loss on the disposal of property an equipment.

Net cash provided by investing activities was approximately $131,000 and $74.2 million for the nine-month periods ended October 31, 2003 and October 31, 2002, respectively. Net cash provided by investing activities for the nine-month period ended October 31, 2003 consisted of a reduction in restricted cash, partially offset by purchases of property and equipment. Net cash provided by investing activities for the nine-month period ended October 31, 2002 consisted of maturities and sales of short-term investments, a reduction in restricted cash and the sale of assets and liabilities related to the Managed Services Business, partially offset by investments in property and equipment.

Net cash provided by financing activities was $5.2 million for the nine-month period ended October 31, 2003. Net cash used in financing activities was $40.4 million for the nine-month period ended October 31, 2002. Net cash provided by financing activities for the nine-month period ended October 31, 2003 was primarily attributable to proceeds received from the exercise of stock options. Net cash used in financing activities for the nine-month period ended October 31, 2002 was primarily attributable to the retirement of the senior discount notes, partially offset by proceeds received from the exercise of stock options.

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

As of October 31, 2003, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at October 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Capital Leases	$36	$36	$—	$—	$—
Operating leases, net of subleases	11,814	1,091	3,654	3,792	3,277

Total	$11,850	$1,127	$3,654	$3,792	$3,277

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

Results of Operations

Net revenues, cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses include the results of our Managed Services Business for the three-month and nine-month periods ended October 31, 2002. As a result, historical financial information relating to the three-month and nine-month periods ended October 31, 2002 is not related to our Software Business and is not indicative of future results from our Software Business. In addition, the effects of the Tangram acquisition have not been considered in our trend analyses.

Net revenues. Net revenues increased to $5.0 million during the three-month period ended October 31, 2003 from $2.6 million during the three-month period ended October 31, 2002. Net revenues decreased to $11.8 million during the nine-month period ended October 31, 2003 from $37.6 million during the nine-month period ended October 31, 2002. The increase in the three-month period primarily resulted from the deployment of our software to additional customers as the three-months ended October 31, 2002 only had 15 days of Managed Services Business revenue. The decrease in the nine-month period was primarily a result of the sale of our Managed Services Business. For the three-month period ended October 31, 2003, EDS accounted for 84% of our net revenues. For the three-month period ended October 31, 2002, Consignia and the Office of the E-Envoy accounted for 11% and 14% of our net revenues, respectively. For the nine-month period ended October 31, 2003, EDS accounted for 91% of our net revenues. For the nine-month period ended October 31, 2002, no customer accounted for more than 10% of our net revenues. As of October 31, 2003, EDS accounted for 90% of our accounts receivable balance.

Cost of revenues. In the Software Business, cost of revenues consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for professional services, costs related to third-party technologies included in our software and facility costs. In the Managed Services Business, cost of revenues consisted primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provided services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software. Cost of revenues decreased in absolute dollars and decreased as a percentage of net revenues, to $1.2 million, or 23% of net revenues, during the three-month period ended October 31, 2003 from $3.0 million, or 114% of net revenues, during the three-month period ended October 31, 2002. Cost of revenues decreased in absolute dollars and decreased as a percentage of net revenues, to $3.2 million, or 27% of net revenues, during the nine-month period ended October 31, 2003 from $51.0 million, or 136% of net revenues, during the nine-month period ended October 31, 2002. The decrease was primarily the result of the sale of our Managed Services Business to EDS and the ongoing effects of our restructuring programs. We expect that our cost of revenues will increase in absolute dollars in the next fiscal quarter.

Research and development. In both the Software Business and the Managed Services Business, research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and depreciation and amortization of purchased equipment and software. Research and development expenses decreased in absolute dollars and decreased as a percentage of net revenues, to $2.1 million, or 42% of net revenues, during the three-month period ended October 31, 2003 from $2.9 million, or 109% of net revenues, during the three-month period ended October 31, 2002. Research and development expenses decreased in absolute dollars but increased as a percentage of net revenues, to $6.6 million, or 56% of net revenues, during the nine-month period ended October 31, 2003 from $10.1 million, or 27% of net revenues, during the nine-month period ended October 31, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our research and development expenses will increase in absolute dollars in the next fiscal quarter.

Sales and marketing. In the Software Business, sales and marketing expenses consist primarily of salaries and related personnel expenses, a non-cash compensation charge for a stock award, advertising expenses, trade shows and other promotional expenses and facility costs. In the Managed Services Business, sales and marketing expenses consisted primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and other promotional expenses. Sales and marketing expenses decreased in absolute dollars and decreased as a percentage of net revenues, to $2.2 million, or 45% of net revenues, during the three-month period ended October 31, 2003 from $2.4 million, or 90% of net revenues, during the three-month period ended October 31, 2002. Sales and marketing expenses decreased in absolute dollars but increased as a percentage of net revenues, to $6.5 million, or 55% of net revenues, during the nine-month period ended October 31, 2003 from $15.2 million, or 40% of net revenues, during the nine-month period ended October 31, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal quarter.

General and administrative. In the Software Business, general and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services, non-cash compensation charges for the cancellation and modification of stock option awards and facility costs. In the Managed Services Business, general and administrative expenses consist primarily of salaries and related personnel expenses and fees for outside professional services. General and administrative expenses remained relatively constant in absolute dollars and decreased as a percentage of net revenues, to $2.4 million, or 48% of net revenues, during the three-month period ended October 31, 2003 from $2.4 million, or 93% of net revenues, during the three-month period ended October 31, 2002. General and administrative expenses decreased in absolute dollars but increased as a percentage of net revenues, to $7.1 million, or 60% of net revenues, during the nine-month period ended October 31, 2003 from $9.6 million, or 26% of net revenues, during the nine-month period ended October 31, 2002. The decrease in absolute dollars was primarily the result of reduced headcount and facility costs resulting from our restructuring programs and the sale of our Managed Services Business to EDS. We expect that our general and administrative expenses will remain relatively constant in absolute dollars in the next fiscal quarter, not taking into account the effect of any non-cash compensation charges in connection with the cancellation or modification of stock option awards the amount of which cannot be determined until the last day of the quarter. During the three and nine-month periods ended October 31, 2003, we recorded non-cash compensation charges of $1.2 million and $2.4 million in general and administrative expenses, respectively.

Restructuring costs. In fiscal 2003, we announced two restructuring programs executed in connection with the sale of our Managed Services Business to EDS. We recorded restructuring costs of $7.0 million in the three-month period ended July 31, 2002 and $13.3 million in the three-month period ended October 31, 2002. The restructuring programs included a worldwide workforce reduction, a provision for the resulting excess facilities and provisions for excess and obsolete property and equipment. We recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the three-month period ended October 31, 2002. We recorded an adjustment to the restructuring charge of approximately $1.0 million in the three-month period ended April 30, 2003. The adjustment was a result of a change in our estimate due to a decrease in estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. We recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003. We recorded a restructuring charge of approximately $269,000 as a result of payments made pursuant to amendments to our facility leases entered into in the three-month period ended October 31, 2003. See Note 2, “Restructuring Costs,” in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a further discussion of these restructuring charges.

Stock-based compensation. Stock-based compensation expense (recovery) was approximately $66,000 in the three-month period ended October 31, 2003 compared to $(18.3) million in the three-month period ended October 31, 2002. Stock-based compensation expense (recovery) was approximately $445,000 in the nine-month period ended October 31, 2003 compared to $(12.3) million in the nine-month period ended October 31, 2002. The recovery in the three-month period ended October 31, 2002 was due to the reversal of stock-based compensation expense related to the termination of employees and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $215,000 and $19.9 million in the three-month periods ended October 31, 2003 and October 31, 2002, respectively. We reversed approximately $812,000 and $24.4 million in the nine-month periods ended October 31, 2003 and October 31, 2002, respectively. In addition, amortization of stock-based compensation decreased each quarter as a result of our use of the graded vesting method.

Gain on the sale of assets and liabilities related to Managed Services Business. On August 15, 2002, we received $61.2 million in net cash proceeds from the sale to EDS of the assets and liabilities of our Managed Services Business. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $0.05 million of other assets, and $21.4 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, we incurred transaction costs of $2.3 million. We recognized a gain on the sale of the assets and liabilities of our Managed Services Business in the amount of $50.7 million in the three-month period ended October 31, 2002, which was offset by a provision of $1.5 million related to foreign income taxes in a foreign jurisdiction, which resulted in a net gain of $49.2 million. We recorded a gain of $1.1 million and $1.2 million in the three and nine-month periods ended October 31, 2003 as a result of a settlement agreement with a former Managed Services Business vendor, pursuant to which both parties released the other of all obligations and we recorded a gain for the maintenance of software for customers transferred to EDS.

Interest and other income (expense), net. Interest and other income (expense), net, decreased to a benefit of approximately $155,000 in the three-month period ended October 31, 2003 from a benefit of $2.3 million in the three-month period ended October 31, 2002. Interest and other income (expense), net, increased to a benefit of $2.9 million in the nine-month period ended October 31, 2003 from an expense of approximately $(173,000) in the nine-month period ended October 31, 2002. The decrease in the three-month period ended October 31, 2003 was primarily due to proceeds received in the prior year period from a settlement in connection with an early termination of a sublease and a settlement in connection with an early contract termination with one of our managed services vendors and a decrease in interest income in the current year as a result of the retirement of our senior discount notes. The increase to a benefit in the nine-month period ended October 31, 2003 was primarily due to proceeds of $2.4 million from the settlement payment received from Atriax.

Provision for income taxes. We have incurred losses from operations for all periods presented. Accordingly, no provision for income taxes on operations has been recorded. In the quarter ended October 31, 2002, we recorded a gain on the sale of assets and liabilities related to the Managed Services Business of approximately $50.7 million. This gain has been recorded net of taxes of approximately $1.5 million which relates to foreign income taxes. As of January 31, 2003, we had federal net operating loss carryforwards of approximately $253.0 million and state net operating loss carryforwards of $176.0 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2010 and 2023, respectively. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

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

Revenue Recognition. As part of the our Software Business we recognize revenue in accordance with the American Institute of Certified Public Accountants’, or AICPA, Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition,’” SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

We generate revenue from the sale of software licenses and services related to the Software Business, including that from maintenance and support agreements and professional service agreements. Sales of software licenses and maintenance are the primary components of our Software Business revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Once we establish vendor specific objective evidence of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are typically one year in duration. Until we establish vendor specific objective evidence of fair value for maintenance, both the license and maintenance, revenue will be recognized ratably over the maintenance period. For term licenses accompanied by maintenance, the entire arrangement fee is recognized over the term of the license period. We believe we have sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement (based on renewal rates). We further believe that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Accordingly, we began recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003. See Note 3, “Transactions with EDS,” in the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a further discussion of our treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

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

The timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion method or completed contract of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. To date, the vast majority of our revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence of fair value. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal quarter.

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

Deferred Revenue. If we have not met the criteria for revenue recognition, we defer revenue recognition until such time as all criteria are met. If we have not met the criteria for revenue recognition and have received cash from a customer, the amounts received are included in advances from customers. If we have met the criteria for revenue recognition, whether or not we have received cash from a customer, the amounts billed are recorded as deferred revenue, except for that portion recognized in the then current period revenue.

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

Accruals and Contingencies. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, we have retained various liabilities related to our Managed Services Business. The outcome of these liabilities could result in a material difference from our current estimates, and could result in additional expenses or the recovery of amounts previously recorded. Under our amended and restated ethernet collocation internet access service agreement with Qwest, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of October 31, 2003 has since been reclassified to accrued data center facility costs.

During the three-months ended October 31, 2003, we entered into a settlement agreement related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued for and the resolution of such liabilities resulted in a gain for costs that had been previously expensed. See Note 8, “Legal Proceedings” to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of our material legal proceedings.

Stock Compensation. When we grant stock options to employees and directors at fair market value in accordance with SFAS 123 we do not record compensation expense. See Note 1 to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual financial results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the limited number of deals we expect to close each quarter for the foreseeable future;

•	the timing of signing and deployment of contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the effect of any non-cash compensation charges in connection with the issuance, cancellation or modification of stock option awards;

•	the timing of our satisfaction of revenue recognition criteria, including the establishment of vendor specific objective evidence of fair value for maintenance;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. Concurrently with the execution of the asset purchase agreement with EDS, we entered into a three-year $52.0 million license and maintenance agreement with EDS. For the three and nine-month periods ended October 31, 2003, EDS accounted for 84% and 91% of our net revenue, respectively. As of October 31, 2003, EDS accounted for 90% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

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

As our business model gains acceptance and attracts the attention of additional competitors, we may experience pressure to decrease the fees we charge for our Opsware System software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to amend existing customer contracts or enter into new contracts with existing customers, including our license and maintenance agreement with EDS, to better achieve our business objectives, and any such amendments or new contracts could affect the manner in which we report our results of operations as well as the historical accounting treatment for any such contracts.

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

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that a persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of fair value for maintenance is not established, both the license and maintenance revenue will be recognized ratably over the maintenance period. To date, the vast majority of our revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence of fair value. Given our limited experience operating our Software Business, we cannot currently predict what the mix of our revenue will be in the next fiscal quarter.

As we develop our software products and refocus our operations, we may continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We will be required to spend significant funds to continue developing our software products and refocus our operations, research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of October 31, 2003, we had an accumulated deficit of $461.9 million, which includes approximately $178.3 million related to non-cash deferred stock compensation and a non-cash deemed dividend on Series C preferred stock. We expect to continue to experience operating losses for the foreseeable future.

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

We expect that we will be required to record compensation expense in connection with option grants in accordance with SFAS 123 that have an exercise price at or above fair market value. It is possible that future laws or regulations will require us to treat all stock options as a compensation expense or we may voluntarily elect to do so. If there is any such change in accounting regulations or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 1 of our condensed consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net income loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 1.

We may engage in future acquisitions or investments, which may harm our operating results.

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings and expand our technology platform. For instance, in December 2003, we entered into an agreement to acquire Tangram Enterprise Solutions, Inc., a software and services provider located in North Carolina. The closing of the acquisition, expected to occur in the first quarter of 2004, is subject to customary closing conditions, including Tangram shareholder approval. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize any benefit from any acquisitions if we are unable to do the following:

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

We have relied on in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We have entered into an agreement with BEA Systems, under which BEA agreed to refer prospects for the Opsware System to us from BEA’s existing customer base. In addition, we have developed Opsware Blade Edition to support Sun Microsystem’s blade server environments. We have also entered into a software distribution license with Hewlett-Packard, under which it agreed to distribute our Opsware System software with its HP Utility Data Center solution and provide consulting and implementation services related to our Opsware System software. Furthermore, we have entered into a software distribution license with NEC pursuant to which NEC will market, sell, and support our Opsware System software in Japan. We cannot guarantee that any new customer relationships or revenue will result from these agreements. In fact, we may not achieve any benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners, including BEA, Hewlett-Packard, NEC, Sun or EDS, experience financial difficulties, we may not be able to realize the expected benefits of these relationships.

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

Our ability to sell our products will be impaired if we fail to develop our distribution channels. In addition to our relationships with Hewlett-Packard and NEC, we intend to establish other indirect marketing channels to increase the number of customers licensing our products. Moreover, our channel partners must market our products effectively and be qualified to provide timely and cost- effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products of their own or those offered by our competitors, our ability to grow our business and sell our products may be negatively affected.

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

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of October 31, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

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

As of November 30, 2003, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 43.4% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of November 30, 2003, we had 81,089,265 shares of common stock outstanding. In connection with the repurchase of our senior discount notes, we issued 2,046,385 shares of our common stock to Morgan Stanley & Co. Incorporated and registered those shares for resale with the Securities and Exchange Commission. If we consummate the acquisition of Tangram, we will be obligated to issue shares of common stock equal to the final purchase price, which could be up to approximately 1.6 million shares. Sales of any of these shares could depress our stock price. Approximately 14.0 million of our outstanding shares continue to be held by venture capital firms that have not yet distributed their shares to their limited partners. If these venture capital firms were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 9, 2003, we entered into a stipulation of settlement with the plaintiffs in connection with the consolidated securities class action lawsuit related to our initial public offering claiming that we, certain of our officers, directors and the underwriters of our initial public offering violated federal securities laws by providing materially false and misleading information in our prospectus. The stipulation of settlement was approved by the United States District Court for the Northern District of California on October 14, 2003, and provides for the final dismissal with prejudice of the litigation. The settlement was paid by our directors’ and officers’ insurance policy and, therefore, did not significantly impact our financial position or results of operations.

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

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of October 31, 2003 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and will defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing expenses in connection with this arbitration.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit Number	Description

10.1	First Amendment to Lease Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 12, 2003

EXHIBIT INDEX

10.1	First Amendment to Lease Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.