Form 10-K
period 2004-01-31
OPSWARE INC
filed 2004-04-15
CIK 1100813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ National Market of the registrant’s Common Stock on July 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $259.5 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2004, 83,275,225 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders, tentatively scheduled for June 22, 2004.

- i -

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, revenue generated from the sale of our Opsware System software, development of our indirect channels, investment in building our brand recognition, operating expenses, the impact of the acquisition of Tangram on our cash flow, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectations regarding ongoing development of our Opsware System software and other technical capabilities, formation of strategic partnerships, and potential expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we will not necessarily update any of the forward-looking statements after the date of this Annual Report on Form 10-K whether as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

The consolidated financial statements and related information contained in this Annual Report on Form 10-K reflect our results as they existed for the fiscal year ended January 31, 2004. On August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, the historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

PART I

ITEM 1.    BUSINESS

Overview

We are a provider of data center automation software for enterprises, government agencies and service providers seeking to reduce costs and increase the quality and security of data center operations. In this annual report, we refer to this business as our Software Business. Our software, which we refer to as the Opsware System, automates key server and software operations in large data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. The Opsware System works across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications. By using the Opsware System, our customers can lower their IT operational costs, more quickly deploy new servers and applications, speed operations to respond quickly to changing business needs, and increase the efficiency and security of their data center operations. The Opsware System enables our customers to reduce labor costs associated with operating data centers, better utilize server and software assets, achieve greater visibility into their IT environment, increase IT efficiencies and achieve higher service quality and security.

Demand for our software products is driven by the rapid growth of servers that results from the migration from client-server based applications to web-based applications, the rapid adoption of Windows servers in data centers, the growing adoption of Linux in data centers, and the growth of Intel-based servers. In addition, the need to protect systems from security vulnerabilities, to quickly and more cost-effectively deploy servers and applications, to track hardware and software assets and labor costs, and to manage frequent changes and ensure application reliability also drives the demand for our software products. Server growth and complexity within the data center environment have caused an escalation in labor costs, a degradation in operations quality and a security crisis.

As a result, businesses and government agencies are increasingly turning to IT automation technologies to automate operations and increase IT efficiency to provide continuous operation of their IT infrastructure and reduce operational expenses. The Opsware System is designed to effectively manage the increasing complexity of IT operations, by offering a reliable, secure, scalable and cost-effective software solution that allows our customers to focus on their core competencies and achieve greater efficiency and flexibility than they could otherwise attain in the absence of such technology.

Products and Services

The Opsware System automates key server and software operations in data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications across geographically disparate locations and heterogeneous data center environments. We released Opsware System 4.0 in September 2003. In addition, in December 2003, we announced the limited release of our first product that runs on the Linux platform, Opsware System 4.0: Linux Edition. In February 2004, we announced the limited release of our first product for the Japanese market, Opsware System 4.0: Japanese Edition.

Some of the key capabilities and benefits of the Opsware System include the following:

•	Deployment Automation. The Opsware System automates many of the tasks involved in deploying new servers and applications within the IT environment, such as the provisioning of operating systems and applications, and is designed to increase efficiencies and reduce the number of IT staff required to perform these operations.

•	Change Automation. The Opsware System automates the tasks associated with managing system and application-level changes for deployed servers to increase the success rate and reduce the costs associated with these changes.

•	Disaster Recovery. The Opsware Systems facilitates rapid disaster recovery by automatically maintaining an up-to-date configuration database for all managed servers and by using the information contained in this database to rapidly rebuild servers and applications in the event of a disaster. This enables IT organizations to speed disaster recovery plans and lower the cost of these plans by allowing them to quickly recover and rebuild the underlying server and application infrastructure of their IT environment in a geographically distinct data center.

•	Knowledge, Policy and Best Practices Encapsulation. The Opsware System provides built-in domain knowledge across a variety of operating systems and applications including, for example, best practice installation and configuration information. In addition, the Opsware System incorporates operational policies and best practices to deliver higher quality operations and consistency across operations. This reduces the need for IT organizations to hire and retain individual experts for the variety of technologies supported in their environment and reduces the need to invest in developing their own best practices and operational policies. This also enables IT organizations to easily integrate and extend the Opsware System to support a wide variety of technologies and applications that are specific to their particular IT environment.

•	Change Simulation and Modeling. The Opsware System utilizes its underlying change engine to enable users to model operational changes prior to propagating changes into the live operational environment. Modeling change prior to execution helps ensure more accurate and reliable operations by alerting users to potential failures and vulnerabilities before they are erroneously introduced into a live production environment.

•	Security. The Opsware System is designed to enable a high level of security for operational tasks from provisioning to patching to re-configuration and rollback. In the area of proactive patching of systems, the Opsware System not only permits users to identify potentially vulnerable servers, but it also enables the rapid distribution and installation of required patches to managed servers and the applications that run on them. This enables IT organizations to protect servers against external vulnerabilities and maintain appropriate security patch levels. The Opsware System itself is a highly secure system and supports fine-grained access control for operational functions so that only authorized personnel can make changes to systems.

Structure of the Opsware System

The Opsware System is comprised of two primary layers, the Automation Platform and Automation Applications. Users access and interact with the Opsware System through the Opsware Command Center, a secure web-based console.

Automation Platform

The Opsware System’s Automation Platform controls and automates operations in single locations and across geographically disparate application environments. The Automation Platform provides the operations knowledge for a variety of operating systems and software applications and utilizes this knowledge to model the impact of proposed operations on production servers and applications before these operations are actually executed in the operations environment. In addition to helping ensure accurate and efficient operations, the Automation Platform helps reduce the need for IT organizations to maintain a significant number of IT personnel with deep expertise across a broad range of technologies. The Automation Platform also enables IT organizations to easily integrate and extend the Opsware System to support a wide variety of technologies and applications that are specific to their particular IT environment. The Automation Platform is comprised of three primary components: the Software Tree, the Environment Tree and the Change Modeling Engine. The Software Tree provides knowledge on a variety of software products and operating systems and maps relationships between these products and systems to facilitate key operations like installation, patch deployment and updates. The Environment Tree captures characteristics about a customer’s unique data center environment. The Change Modeling Engine enables users to first model and preview desired operational changes to their environment before propagating these changes to production servers and applications, thereby minimizing the risk of downtime in the production environment. The Automation Platform is designed to ensure operations are executed accurately and consistently. Customers benefit from higher operations quality, improved security, higher first-try success rates and, consequently, reduced downtime.

Automation Applications

The Opsware System’s Automation Applications are the modules that automate particular IT processes performed by users in the operational environment. The Automation Applications are designed to replace and automate ad hoc, error-prone, manual processes such as the provisioning of operating systems and applications and the management of changes to existing servers. Automation Applications support multiple platforms and are designed to automate both new and existing data center environments. The Automation Applications available with Opsware System 4.0 include:

Operating System Provisioning.    The Operating System Provisioning Automation Application enables customers to automate the process of deploying, installing and configuring operating systems across many geographically disparate servers.

Software Provisioning.    The Software Provisioning Automation Application enables customers to automate the process of deploying, installing and configuring software applications, such as databases, application servers, web servers, directories, messaging products and enterprise integration products, across many geographically disparate servers.

Patch Management.    The Patch Management Automation Application allows customers to quickly and accurately identify managed servers that need to be patched and automates the process of deploying and installing patches across a large number of servers. The Patch Management Automation Application is designed to enable customers to dramatically reduce exposures related to security breaches within their IT environment.

Configuration Tracking.    The Configuration Tracking Automation Application allows customers to track, store and recover critical software configuration information on each server within their environment. This subsystem provides customers with the ability to correct inadvertent configuration mistakes, more easily recover from a system failure, diagnose configuration-related problems and track security breaches.

Code and Content Deployment and Rollback.    The Code and Content Deployment and Rollback Automation Application enables customers to deploy software code or content that often sits on top of traditional third-party software application as part of a multi-server, multi-tier application. In addition, this subsystem enables customers to quickly rollback the code or content to the last known good state of operations in the event that the new code or content introduces vulnerabilities or performance degradation to the environment. This subsystem is designed to simplify the process of moving applications from development organization to live operations.

Distributed Script Execution.    The Distributed Script Execution Automation Application enables customers to consistently and securely execute scripts to make specific changes across a large number of servers at once, track the output from the execution of scripts and share scripts between administrators located across different IT groups and different physical locations.

Data Center Intelligence.    The Data Center Intelligence Automation Application provides customers with information on the state of their data center environments, how software and hardware assets are being utilized, and detailed information on operations activity. This enables customers to more accurately track their assets, understand how assets are allocated across applications and business units and gain visibility into the costs associated with updating and managing their critical business applications and IT assets.

Multimaster Replication.    The Multimaster Replication Automation Application facilitates rapid disaster recovery by replicating the Opsware System’s underlying configuration database across multiple data centers in which the Opsware System is located. In the event that any given data center is rendered non-operational because of a disaster, this configuration information can be utilized by an Opsware System located in a separate data center to automate the rebuilding of servers and applications. This subsystem is designed to reduce the costs of recovering from a disaster and speed recovery of the environment. It also allows customers to share operations knowledge among their geographically distributed environments and manage applications across these distributed environments.

In February 2004, we completed our acquisition of Tangram Enterprise Solutions, a software and services provider based in North Carolina. As a result of the acquisition, we now offer three additional software products:

Opsware Automation: Asset Tracking Edition.    The Opsware Automation: Asset Tracking Edition enables IT organizations to reduce asset expenses resulting from excess hardware and software purchases, unnecessary maintenance renewals, and underutilization of idle and redundant assets. The Asset Tracking Edition also enables IT organizations to accurately track and report on enterprise-wide hardware and software asset deployment and utilization, and provides help desk staff with detailed visibility into current and historical hardware and software configuration and usage information, aiding in rapid problem diagnosis, troubleshooting and resolution. It also enables IT organizations to develop disaster recovery contingency plans and quickly rebuild the enterprise by providing detailed visibility into key assets, their location, configuration and replacement in the event of a disaster.

Opsware OverSight.    Opsware OverSight enables IT departments to reduce the legal, security and productivity risks created by viruses and worms, peer-to-peer, spyware, instant messaging applications and pirated software. It also provides IT departments with an enterprise-wide security policy mechanism that controls permitted and prohibited applications, file types, and system configuration changes and enables immediate lockdown of all desktops and servers, which prevents the spread of viruses and worms before anti-virus definitions can be updated.

Opsware Enterprise Insight.    Opsware Enterprise Insight is a full lifecycle asset management solution that enables customers to manage the financial, physical, and contractual data associated with enterprise IT assets. This information is essential for making strategic decisions that leverage information technology assets, optimize the return on investment, maximize corporate productivity, and ensure assets are meeting corporate objectives. Opsware Enterprise Insight includes three modules that, in accordance with our phased asset management strategy, are marketed separately to meet the individual business demands of each customer.

Maintenance and Technical Support

We offer telephone, email and remote access maintenance and support packages to our customers. Our maintenance and support package entitles customers to unspecified future maintenance releases, updates and upgrades to the current version of the Opsware System used by them, if and when commercially released. From time to time, our customers request additional support services on a time and materials basis.

Professional Services

Our professional services organization provides product training, consulting and implementation services to assist customers in maximizing the benefits of the Opsware System.

Customers

We sell our Opsware System software to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. We have a limited number of customers including Allmerica Financial, Comcast, EDS, Hartford Insurance, Inflow, Inc., Lehman Brothers, Metlife, New Breed, NTT, Visa/Inovant LLC and certain agencies of the U.S. government. For the fiscal year ended January 31, 2004, EDS accounted for 83% of our net revenues. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. The loss of EDS as a customer would have a material adverse effect upon our business and financial condition.

Industry Relationships

NEC Corporation.    We have entered into a software distribution license agreement with NEC pursuant to which NEC may use, market, sell, and support our Opsware System software in Japan. NEC will sell the Opsware System in connection with its VALUMO Platform technology, as both a standalone product or integrated with other VALUMO products that support mission critical systems.

Hewlett-Packard.    We have entered into a software distribution license with Hewlett-Packard pursuant to which Hewlett-Packard will distribute our Opsware System software with its HP Utility Data Center solution. In addition, Hewlett-Packard will provide consulting and implementation services related to our Opsware System software in conjunction with its HP Utility Data Center solution.

Research and Development

Our research and development organization designs, develops and releases the technologies that we offer to our customers as well as the services that we use internally to streamline customer deployment and support. The goal of this organization is to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands. In this way, our research and development organization is responsible for the extension of our technology’s capabilities. During the fiscal years ended January 31, 2004, 2003 and 2002, our research and development expense was $8.7 million, $12.7 million and $21.0 million, respectively.

Sales and Marketing

As of April 1, 2004, we had 29 full-time employees in sales and marketing. We sell and market our services primarily in the United States and Europe through a direct sales force and in Japan through a channel relationship with NEC. We are selectively expanding our number of direct sales representatives to enhance our geographic coverage. In addition, we intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators.

We focus our marketing efforts on increasing brand recognition, market awareness and lead generation. We intend to continue to invest in building our brand recognition through public relations programs, interactions with industry analysts, trade shows and industry conferences.

Competition

Our competitors include large software and systems companies as well as small, privately-held companies. The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer point solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices.

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

Employees

As of April 1, 2004, we had 156 full-time employees. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition can be intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

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

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Sunnyvale, California, where we rent approximately 75,000 square feet under a lease expiring in 2010, of which we sublease approximately 50,000 square feet to EDS through August 2004. We are currently under obligation for additional leased space in Sunnyvale, CA terminating in November 2005 that totals approximately 30,000 square feet, all of which are subleased. As a result of our acquisition of Tangram in February 2004, we now occupy a leased facility in Cary, North Carolina, consisting of approximately 18,500 square feet under a lease that terminates in September 2004. In addition, we have a number of operating leases for field sales offices. We believe that our facilities are adequate to meet current requirements.

ITEM 3.    LEGAL PROCEEDINGS

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2004 has since been reclassified to accrued data center facility costs. We believe that we have not breached any of the agreements and continue to defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain, and there can be no assurance that we will not be materially affected. We anticipate that we will incur ongoing expenses in connection with this arbitration.

In December 2003, we entered into a settlement and release agreement with Knight Ridder Digital, a former customer of ours that was transferred to EDS as part of the sale of our Managed Services Business, in connection with Knight Ridder Digital’s claim that we breached our customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. Pursuant to the terms of the settlement agreement, we were not required to pay any monies or damages to Knight Ridder Digital or EDS in connection with this matter. As a result, we reversed approximately $400,000 of previously accrued expense.

In the future, we may be subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

Our common stock has been listed on the NASDAQ National Market under the symbol “OPSW” since our name change from Loudcloud, Inc. to Opsware Inc. in August 2002. Prior to that time, our common stock was listed on the NASDAQ National Market under the symbol “LDCL.” The following table sets forth for each of the two preceding fiscal years the high and low sales prices per share of our common stock as reported by the NASDAQ National Market for each of the two preceding fiscal years.

Fiscal year ended January 31, 2003:	High	Low
First Quarter	$3.63	$1.35
Second Quarter	2.15	0.95
Third Quarter	1.13	0.35
Fourth Quarter	2.48	0.75

Fiscal year ended January 31, 2004:	High	Low
First Quarter	$3.93	$1.53
Second Quarter	6.36	2.70
Third Quarter	9.25	4.60
Fourth Quarter	9.62	5.50

We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 1, 2004, there were approximately 584 stockholders of record of our common stock. Because many brokers and other institutions hold stock on behalf of our stockholders, the total number of beneficial holders of our common stock is greater than that represented by these record holders.

Recent Sales of Unregistered Securities

In January 2004, we entered into a settlement agreement with Accenture pursuant to which we agreed to issue them approximately 48,000 shares of our common stock in consideration for the termination and cancellation of a warrant held by Accenture to purchase up to 250,000 shares of common stock upon the satisfaction of certain business milestones. There are currently no other outstanding warrants to purchase our common stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.”

On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

	Year Ended January 31,				Period from Inception (September 9, 1999) to January 31, 2000
	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data (1):
Net revenues	$18,050	$37,703	$56,012	$15,486	$—
Restructuring costs, net	1,028	19,682	31,471	—	—
Amortization (reversal) of deferred stock compensation	606	(14,303)	42,666	71,725	2,208
Total costs and expenses	32,277	99,008	263,346	180,292	5,131
Loss from operations	(14,227)	(61,305)	(207,334)	(164,806)	(5,131)
Gain from retirement of senior discount notes	—	8,736	—	—	—
Gain on sale of assets and liabilities related to Managed Services Business	1,252	50,660	—	—	—
Loss before deemed dividend	(8,409)	(3,247)	(210,675)	(166,420)	(4,981)
Series C convertible preferred stock deemed non-cash dividend	—	—	—	(67,530)	—

Net loss applicable to common stockholders	(8,409)	(3,247)	(210,675)	(233,950)	(4,981)
Basic and diluted net loss per share applicable to common stockholders	$(0.11)	$(0.05)	$(3.45)	$(165.57)	$(1,815.23)

(1)	Certain reclassifications have been made to prior fiscal year numbers in order to conform to the current fiscal year presentation.

	As of January 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$58,116	$66,983	$115,638	$80,422	$20,479
Working capital	39,882	43,378	56,291	19,643	16,088
Total assets	70,807	75,879	174,297	148,212	25,763
Long-term obligations and senior discount notes, net of current portion	—	23	56,657	43,063	—
Accrued restructuring costs, net of current portion	2,154	7,840	7,363	—	—
Stockholders’ equity	$47,225	$46,138	$57,476	$58,591	$20,690

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward- looking statements that involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” The consolidated financial statements and related information contained in this Annual Report on Form 10-K reflect our results as they existed for the fiscal year ended January 31, 2004. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

Overview

We are a provider of data center automation software for enterprises, government agencies and service providers seeking to reduce costs and increase the quality and security of data center operations. We refer to this business as our Software Business. Our software, which we refer to as the Opsware System, automates key server and software operations in large data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. The Opsware System works across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications. By using the Opsware System, our customers can lower their information technology, or IT, operational costs, more quickly deploy new servers and applications, speed operations to respond quickly to changing business needs, and increase the efficiency and security of their data center operations. The Opsware System enables our customers to reduce labor costs associated with operating data centers, better utilize server and software assets, increase IT efficiencies and achieve higher service quality and security.

Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies operating mission-critical Internet applications. We refer to this business as our Managed Services Business. We used our proprietary Opsware automation technology in the Managed Services Business, and have since developed this technology into our Opsware System software. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash. At the time that we entered into the asset purchase agreement, we also entered into a separate license and maintenance agreement with EDS pursuant to which we granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS has certain rights to use our Opsware System software. Under the license and maintenance agreement, EDS is paying us a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay us was subject to our development of specified features and functions, which we delivered to EDS and for which we received acceptance from EDS during the three-month period ended April 30, 2003. We expect that our operating results will continue to be largely dependent on our relationship with EDS for the foreseeable future.

In the Software Business, we derive a significant portion of our revenue from sales of software licenses. For fiscal 2004, 83% of our revenues came from our license and maintenance agreement with EDS. We sell our products principally through our direct sales force and intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services. Our revenues from these services have been insignificant to date because it was our first full year in the Software Business. Our customers in the Managed Services Business typically purchased our services through customer service agreements, which generally had terms of one to three years. Our customer service agreements were generally renewed automatically for periods ranging from three months to one year, unless terminated prior to the expiration of the initial term. We generally recognized revenue related to these agreements ratably over the period the managed services were provided to the respective customers.

In September 2003, we entered into a software distribution license agreement with NEC pursuant to which NEC may use, market, sell, and support our Opsware System software in Japan. NEC will sell the Opsware System in connection with its VALUMO Platform technology, as both a standalone product or integrated with other VALUMO products that support mission critical systems.

In February 2004, we completed our acquisition of all of the issued and outstanding capital stock of Tangram Enterprise Solutions, Inc. The preliminary purchase price of the acquisition was approximately $11.5 million, consisting of $10.0 million of our common stock, or approximately 1.1 million shares, and approximately $1.5 million of direct acquisition costs. The acquisition will be accounted for using the purchase accounting method in the three-month period ending April 30, 2004.

Restructuring Activities

In May 2001, while operating the Managed Services Business, we announced a restructuring program to improve utilization of our existing technology and infrastructure. This restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, we recorded restructuring costs of $30.2 million classified as operating expenses. Included in the $30.2 million was a non-cash charge of $2.9 million related to the acceleration of vesting of options held by certain employees. Of the total charge, $600,000 was recovered through the sale of assets and liabilities related to the Managed Services Business during the fiscal year ended January 31, 2003.

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

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on prevailing real estate market conditions at that time. As a result, we recorded restructuring costs of $13.3 million classified as operating expenses. During fiscal 2004 we recorded adjustments to the restructuring charge of approximately $1.0 million for a decrease in estimated sublease income, a recovery of property and equipment, present value adjustments for the remaining payments related to two lease amendments for which we paid a portion or all of the remaining lease obligation (as described below) and the recovery sublease payments received.

In August 2003, we entered into an agreement to amend the facility lease of our corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, we renegotiated the price and paid the lessor approximately $7.4 million and reduced our lease commitments going forward. This resulted in a reduction of our restructuring liability related to the closing of the sale of our Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 due to the present value of the remaining payments included in the original restructuring charge. In October 2003, we entered into an agreement to amend the facility lease with respect to an idle facility located in Sunnyvale, California which was included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, we paid the remaining rent amount of $4.7 million in one lump sum rather than on a continuing monthly basis over the term of the lease. This resulted in an additional restructuring charge of approximately $414,000, which represents the difference between the present value of the remaining payments included in the original restructuring charge and the present value at the time of payment.

Repurchase of Notes

In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of common stock, representing $3.0 million worth of our common stock at that time. As a result, a gain of $8.7 million was recognized during the fiscal year ended January 31, 2003. The gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

Results of Operations

The following table sets forth consolidated statements of operations data for the fiscal years ended January 31, 2004, 2003 and 2002. The results for any one period are not necessarily indicative of results for any future period.

	Year Ended January 31,
	2004	2003	2002
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues:
License revenue	$13,682	$—	$—
Services revenue	4,368	37,703	56,012

Net revenues	18,050	37,703	56,012
Costs and expenses:
Cost of license revenue	121	—	—
Cost of services revenue*	4,465	51,996	109,676
Research and development*	8,712	12,656	21,033
Sales and marketing*	9,293	17,696	39,560
General and administrative*	8,052	11,281	18,940
Restructuring costs	1,028	19,682	31,471
Amortization (reversal) of deferred stock compensation	606	(14,303)	42,666

Total costs and expenses	32,277	99,008	263,346
Loss from operations	(14,227)	(61,305)	(207,334)
Gain from retirement of senior discount notes	—	8,736	—
Gain on sale of assets and liabilities related to Managed Services Business	1,252	50,660	—
Interest and other income (expense), net	3,131	162	(3,341)

Loss before income taxes	(9,844)	(1,747)	(210,675)
Provision (benefit) for income taxes	(1,435)	1,500	—

Net loss	$(8,409)	$(3,247)	$(210,675)

*	Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$227	$(4,116)	$13,046
Research and development	224	(1,127)	8,537
Sales and marketing	167	(2,279)	8,830
General and administrative	(12)	(6,781)	12,253

Total amortization (reversal) of deferred stock compensation	$606	$(14,303)	$42,666

(1)	Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

Net Revenues

Net revenues, cost of revenues, research and development expenses, sales and marketing expenses and general and administrative expenses for fiscal 2003 include the results of our Managed Services Business through August 15, 2002, the closing of the sale to EDS. As a result, historical financial information for periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business. In addition, the effects of the Tangram acquisition have been included in our future trend analyses.

Major Customers.    For the fiscal year ended January 31, 2004, EDS accounted for 83% of our net revenues. For the fiscal year ended January 31, 2004, EDS accounted for 87% of our license revenue. We expect that a significant portion of our license revenue in the next fiscal year will be attributable to the license with EDS. For the fiscal year ended January 31, 2004, EDS and Northrop Grumman accounted for 70% and 10% of our services revenue, respectively. For the fiscal year ended January 31, 2003, no customer accounted for more than 10% of our services revenue. For the fiscal year ended January 31, 2002, Nike and Atriax accounted for 13% and 12% of our services revenue, respectively. We expect that a significant portion of our services revenue in the next fiscal year will be attributable to the maintenance agreement with EDS.

License revenue.    In the Software Business, license revenue consists of fees for term or perpetual licenses. License revenue increased to $13.7 million in fiscal 2004 from $0 in fiscal 2003 and fiscal 2002 because fiscal 2004 was our first full year of operating the Software Business. We expect license revenue to increase in the next fiscal year as we increase our customer base and deployments.

Services revenue.    In the Software Business, services revenue consists of fees for annual support and maintenance and professional services. In the Managed Services Business, revenue was generated through the sale of managed Internet services. Services revenue decreased to $4.4 million in fiscal 2004 from $37.7 million in fiscal 2003, when it decreased from $56.0 million in 2002. The decrease in services revenue in fiscal 2004 and fiscal 2003 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS. We expect services revenue to increase in the next fiscal year.

Costs and Expenses

Cost of license revenue.    In the Software Business, cost of license revenue consists primarily of royalties related to third-party technologies included in our software. Cost of license revenue increased in both absolute dollars and as a percentage of license revenue, to $121,000, or 1% of license revenue, in fiscal 2004 from $0, or 0% of license revenue, in fiscal 2003 and 2002. Cost of license revenue increased in fiscal 2004 in comparison to prior periods because fiscal 2004 was our first full year of operating the Software Business. We expect that our cost of license revenue will increase in absolute dollars and remain relatively constant as a percentage of license revenue in the next fiscal year.

Cost of services revenue.    In the Software Business, cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for consulting services, facility costs and depreciation and amortization of capitalized equipment. In the Managed Services Business, cost of revenues consisted primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provided services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software. Cost of services revenue decreased in both absolute dollars and as a percentage of services revenue, to $4.5 million, or 102% of services revenue, in fiscal 2004 from $52.0 million, or 138% of services revenue, in fiscal 2003, when it decreased in both absolute dollars and as a percentage of services revenue from $109.7 million, or 196% of services revenue, in fiscal 2002. The decrease in both absolute dollars and as a percentage of net revenues in fiscal 2004 and fiscal 2003 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction of five employees and reduced facility costs from our restructuring programs. We expect that our cost of services revenue will increase in absolute dollars and decrease as a percentage of services revenue in the next fiscal year.

As a result of the acquisition of Tangram, we will amortize the purchased developed technology through cost of sales in the next fiscal year.

Research and development.    In both the Software Business and the Managed Services Business, research and development expenses consist primarily of salaries and related personnel expenses, facility costs and depreciation and amortization of purchased equipment and software. Research and development expenses decreased in absolute dollars, but increased as a percentage of net revenues, to $8.7 million, or 48% of net revenues, in fiscal 2004 from $12.7 million, or 34% of net revenues, in fiscal 2003, when it decreased in both absolute dollars and as a percentage of net revenues, from $21.0 million, or 38% of net revenues, in fiscal 2002. The decrease in absolute dollars in fiscal 2004 and 2003 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction of six employees and reduced facility costs resulting from our restructuring programs. The increase as percentage of net revenues in fiscal 2004 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS. The decrease as percentage of net revenues in fiscal 2003 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS. We expect that our research and development expenses will increase in absolute dollars and decrease as a percentage of net revenues in the next fiscal year.

Sales and marketing.    In the Software Business, sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, non-cash compensation charges for a stock award and the settlement of an outstanding warrant to purchase our common stock held by Accenture, trade shows and other promotional expenses and facility costs. In the Managed Services Business, sales and marketing expenses consisted primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and other promotional expenses. Sales and marketing expenses decreased in absolute dollars, but increased as a percentage of net revenues, to $9.3 million, or 52% of net revenues, in fiscal 2004 from $17.7 million, or 47% of net revenues, in fiscal 2003, when it decreased in both absolute dollars and as a percentage of net revenues, from $39.6 million, or 71% of net revenues, in fiscal 2002. The decrease in absolute dollars in fiscal 2004 and fiscal 2003 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction of 55 employees and reduced facility costs resulting from our restructuring programs. The increase as a percentage of net revenues in fiscal 2004 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS. The decrease as a percentage of net revenues in fiscal 2003 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS. We expect that our sales and marketing expenses will increase in absolute dollars and decrease as a percentage of net revenues in the next fiscal year.

General and administrative.    In the Software Business, general and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services, non-cash compensation charges for the cancellation and modification of stock option awards and facility costs. In the Managed Services Business, general and administrative expenses consisted primarily of salaries and related personnel expenses and fees for outside professional services. General and administrative expenses decreased in absolute dollars, but increased as a percentage of net revenues, to $8.1 million, or 45% of net revenues, in fiscal 2004 from $11.3 million, or 30% of net revenues, in fiscal 2003, when it decreased in absolute dollars and as a percentage of net revenues, from $18.9 million, or 34% of net revenues, in fiscal 2002. The decrease in absolute dollars in fiscal 2004 and fiscal 2003 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction of 41 employees and reduced facility costs resulting from our restructuring programs. The increase as a percentage of net revenues in fiscal 2004 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS. The decrease as a percentage of net revenues in fiscal 2003 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS. We expect that our general and administrative expenses will decrease in both absolute dollars and as a percentage of net revenues in the next fiscal year, not taking into account the effect of any non-cash compensation charges in connection with the cancellation or modification of stock option awards the amount of which cannot be determined until the last day of the quarter. During the fiscal year ended January 31, 2004, we recorded non-cash compensation charges of $2.5 million in general and administrative expenses.

Restructuring costs.    In fiscal 2003, we implemented two restructuring programs in connection with the sale of our Managed Services Business to EDS. We recorded restructuring costs of $7.0 million in the quarter ended July 31, 2002 and $13.3 million in the quarter ended October 31, 2002. The restructuring programs included a worldwide workforce reduction, a provision for the resulting excess facilities and provisions for excess and obsolete property and equipment. We also implemented a restructuring program in fiscal 2001 and recorded restructuring costs of $30.2 million during the quarter ended July 31, 2001. The restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. Included in this charge was a non-cash charge of $2.9 million related to the acceleration of stock options for certain employees. Of this charge, $600,000 was recovered through the sale of assets and liabilities related to the Managed Services Business during fiscal 2003. In September 2001, we announced a restructuring program and an organizational realignment to improve utilization of our existing technology and infrastructure. The organizational realignment in September 2001 included hiring in key areas, such as direct sales representatives and specific technology positions, and the elimination of certain positions. As a result of the organizational realignment, we recorded a reorganization charge of $1.3 million related to the elimination of certain positions, which was included in operating expense in the quarter ended October 31, 2001. During fiscal 2004, we recorded adjustments to the August 2002 restructuring charge of approximately $1.0 million for a decrease in estimated sublease income, a recovery of property and equipment, present value adjustments for the remaining payments related to two lease amendments for which we paid a portion or all of the remaining lease obligation and the recovery sublease payments received. For a further discussion of our restructuring activities, please see Note 6, “Restructuring Costs,” in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Stock-based compensation.    Stock-based compensation expense (recovery) was $606,000 in fiscal 2004 compared to $(14.3) million in fiscal 2003, when it decreased from $42.7 million in fiscal 2002. The increase in fiscal 2004 from fiscal 2003 and the decrease in fiscal 2003 from fiscal 2002 was due to the reversal of $26.8 million of stock-based compensation related to the termination of employees in fiscal 2003 in connection with the sale of our Managed Services Business to EDS and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $819,000 and $26.8 million in the fiscal year ended January 31, 2004 and 2003, respectively. In addition, amortization of stock-based compensation decreased each year as a result of our use of the graded vesting method, which results in greater compensation expense being recognized in earlier years. The remaining deferred stock-based compensation as of January 31, 2004 was approximately $462,000. When we grant stock options to employees and directors at fair market value in accordance with Statement of Financial Accounting Standard No. 123 we do not record compensation expense. See Note 1 to the consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and Accounting Principles Board Opinion No. 25.

Gain from retirement of senior discount notes.    We recorded a gain from retirement of senior discount notes of $8.7 million in fiscal 2003. In June 2002, we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of our common stock, representing $3.0 million worth of our common stock at that time. The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

Gain on the sale of assets and liabilities related to Managed Services Business.    On August 15, 2002, we received $61.2 million in net cash proceeds from the sale of the assets and liabilities of our Managed Services Business to EDS. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $50,000 of other assets, and $21.4 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, we incurred transaction costs of $2.3 million. We recognized a gain on the sale of the assets and liabilities of our Managed Services Business in the amount of $50.7 million in fiscal 2003, which was offset by a provision of $1.5 million related to foreign income taxes in a foreign jurisdiction which resulted in a net gain of $49.2 million. We recorded a gain of $1.3 million in fiscal 2004 primarily as a result of a settlement agreement with a former Managed Services Business vendor, pursuant to which both parties released the other of all obligations.

Interest and other income (expense), net.    Interest and other income (expense), net, increased to a benefit of $3.1 million in fiscal 2004 from a benefit of $200,000 in fiscal 2003, when the amount decreased from an expense of $(3.3) million in fiscal 2002. The increase in a benefit in interest and other income (expense) in fiscal 2004 from fiscal 2003 was due to proceeds received from a settlement with a former Managed Services Business customer of approximately $2.4 million. The increase to a benefit in interest and other income (expense) in fiscal 2003 from fiscal 2002 was due to proceeds received from a settlement in connection with an early termination of a sublease of approximately $1.4 million and a settlement in connection with an early contract termination for our managed services of approximately $600,000, offset in part by interest expense related to our senior discount notes of approximately $2.8 million, a settlement in connection with the termination of a merger agreement of approximately $500,000, and a decrease in interest income due to a decline in our cash, cash equivalents and short- term investments.

Provision for income taxes.    We recorded a tax provision of $1.5 million in fiscal 2003 related to capital gains incurred in connection with the sale of the assets and liabilities related to our Managed Services Business. In fiscal 2004 we concluded a foreign jurisdictional tax examination covering the Managed Services Business sale that resulted in the reversal of this income tax provision of $1.5 million. As of January 31, 2004, we had federal net operating loss carryforwards of approximately $260.9 million and state net operating loss carryforwards of $180.5 million available to offset future taxable income, which may be used, subject to limitations, to offset future state and federal taxable income through 2010 and 2024, respectively. We have recorded a valuation allowance against the entire net operating loss carry-forwards because of the uncertainty that we will be able to realize the benefit of the net operating loss carryforwards before they expire.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the private placement of our preferred stock, our initial public offering of common stock, the sale of our Managed Services Business, the sale of our senior discount notes and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of January 31, 2004, we had approximately $58.1 million in cash, cash equivalents and restricted cash. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Operating Activities

Net cash used in operating activities for fiscal 2004 of $13.8 million was primarily the result of our net operating losses of $8.4 million, decreases in accrued liabilities of $4.2 million as we paid the remaining liabilities associated with our Managed Services Business and the payments related to the Managed Services Business in connection with the amendments to our leased facilities of $11.7 million resulting in an increase in prepaid rent and a decrease in our accrued restructuring, adjustments from non-cash depreciation and amortization of $2.8 million and non-cash equity charges of $2.7 million and an increase in deferred revenue $5.9 million as we increase our number of deployed customers.

Net cash used in operating activities for fiscal 2003 of $66.2 million was primarily the result of our net operating losses of $3.2 million, adjustments related to the gain recognized from the retirement of senior discount notes of $8.7, and the sale to EDS of the Managed Services Business of $50.7 million, the reversal of non-cash stock based compensation of $14.3 million as a result of our terminated employees included in our restructurings or transferred to EDS, the decrease in deferred revenue of $11.0 million as a result of the sale of our Managed Services Business and the decrease in accrued restructuring costs of $7.2 million, and adjustments from non-cash depreciation and amortization of $17.5 million.

Net cash used in operating activities for fiscal 2002 of $111.4 million was primarily the result of our net operating losses of $210.7 million and decreases in accounts payable of $10.5 million and adjustments from non-cash depreciation and amortization of $26.9 million and stock compensation expense of $42.7 million, an increase in deferred revenue of $8.4 million and accrued restructuring charges of $17.1 million.

Investing Activities

Net cash used in investing activities for fiscal 2004 of $375,000 consisted of a reduction in restricted cash due to releases of our letters of credits on certain facilities, offset by purchases of capital equipment and prepaid acquisition costs related to the acquisition of Tangram.

Net cash provided by investing activities for fiscal 2003 of $78.6 million consisted of maturities and sales of our short-term investments, a decrease in restricted cash and the sale of assets and liabilities related to our Managed Services Business, partially offset by investments in capital equipment.

Net cash used in investing activities for fiscal 2002 of $1.3 million consisted primarily of investments in capital equipment, a decrease in restricted cash and purchases of short-term investments.

Financing Activities

Net cash provided by financing activities for fiscal 2004 of $6.2 million was primarily attributable to proceeds received from the issuance of common stock in connection with the exercise of stock options.

Net cash used in financing activities for fiscal 2003 of $40.7 million was primarily attributable to the retirement of the senior discount notes and principal payments on capital leases, partially offset by proceeds from the issuance of common stock and the payments received from stockholder notes receivables.

Net cash provided by financing activities for fiscal 2002 of $160.7 million was primarily attributable to the completion of our initial public offering, the payments of notes receivable and the issuance of common stock.

Commitments

As of January 31, 2004, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at January 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Contractual Obligations
Capital leases	$24	$24	$—	$—	$—
Operating leases, net of subleases	11,573	1,389	3,640	3,823	2,721

Total contractual cash obligations	$11,597	$1,413	$3,640	$3,823	$2,721

We do not have any off balance sheet arrangements.

We do not expect the acquisition of Tangram to have a negative impact on our cash flow.

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

Revenue Recognition.    We recognize software revenue in accordance with the American Institute of Certified Public Accountants’, or AICPA, Statement of Position, or SOP, No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition,’” SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

We generate revenue from the sale of software licenses and services related to the Software Business, including that from maintenance and support agreements and professional service agreements. License revenue and maintenance revenue are the primary components of our Software Business revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Until we establish vendor specific objective evidence of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once we establish vendor specific objective evidence of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. We believe we have sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement with EDS (based on renewal rates). We further believe that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Accordingly, we began recognizing the fees from EDS as revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003. See Note 7, “Transactions with EDS,” in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a further discussion of our treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

Services revenue is comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. Currently, when services revenue (excluding maintenance and support services), is considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed, as we do not have vendor specific objective evidence of fair value for maintenance. Once we establish vendor specific objective evidence of fair value for maintenance and (1) services are considered essential or (2) the arrangement involves customization or modification of our software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services revenues under the arrangement are recognized under the percentage of completion method of accounting based upon input measures of costs. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether (1) the services are available from other vendors, (2) do not involve a significant degree of risk or unique acceptance criteria and (3) whether we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of professional services is based upon hourly rates. We enter into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value of professional services in multi-element arrangements. We intend to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”) upon satisfaction of all revenue recognition criteria unless we are aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with these arrangements, there is no right of return or price protection for sales to resellers.

The timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2 and 98-9, under the percentage of completion method or completed contract of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of fair value for maintenance is not established, the license, maintenance and professional services revenue is recognized ratably over the maintenance period. To date, the vast majority of our revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence of fair value for maintenance. Given our limited experience operating our Software Business, we cannot predict what the mix of our revenue will be in the fiscal 2005.

Prior to August 15, 2002, the closing of the sale of our Managed Services Business to EDS, we generated revenue in our Managed Services Business through the sale of managed Internet services. Substantially all revenue recognized prior to August 15, 2002 was generated from our Managed Services Business. We recognized revenue ratably over the managed services contract period as services were fulfilled, provided that for each transaction, evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable, and collection was probable. If obligations remained after services were delivered, the commencement of revenue recognition occurred after such obligations were fulfilled. In addition, we provided certain guarantees regarding scheduled uptime to our customers on a monthly basis. We reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to our accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. In addition to the service credits, we occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant. The process for estimating these types of credits included analyzing the historical experiences with such credits and comparing them to events that occurred in the then-current month.

If we have not met the criteria for revenue recognition, we defer revenue recognition until such time as all criteria are met. If we have not met the criteria for revenue recognition and have received cash from a customer, the amounts received are included in advances from customers. If we have met the criteria for revenue recognition, whether or not we have received cash from a customer, the amounts billed are recorded as deferred revenue and recognized into revenue over the service period.

Restructuring Costs.    During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation, net of estimated sublease income. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts, and result in additional expenses or the recovery of amounts previously recorded.

Accruals and Contingencies.    We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, we have retained liabilities related to our Managed Services Business. These liabilities could result in a material difference from our current estimates, and could result in additional expenses or the recovery of amounts previously recorded. Under our amended and restated ethernet collocation internet access service agreement with Qwest, we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2004 has since been reclassified to accrued data center facilities costs.

In December 2003, we entered into a settlement and release agreement with Knight Ridder Digital, a former customer of ours that was transferred to EDS as part of the sale of our Managed Services Business, in connection with Knight Ridder Digital’s claim that we breached our customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. Pursuant to the terms of the settlement agreement, we were not required to pay any monies or damages to Knight Ridder Digital or EDS in connection with this matter. As a result, we reversed approximately $400,000 of previously accrued expense.

See Note 14, “Legal Proceedings” to the consolidated financial statements for a description of our material legal proceedings.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created or acquired before February 1, 2003 at the end of the first interim or annual period ending after March 31, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We have adopted FIN 46 as of January 31, 2004. We do not currently have any interest in variable interest entities and, accordingly, the adoption of FIN 46 did not have any impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise has been effective since the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 as of January 31, 2004. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We have limited experience operating our Software Business, which makes it difficult to evaluate our future prospects.

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model has shifted from providing managed Internet services to primarily licensing our Opsware System software. We have limited experience operating our Software Business. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy our products to a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of support for our products and support the deployment of a higher volume of our products;

•	deploy our products in the time frame we anticipate in order to meet our revenue forecasts;

•	develop new product offerings and extend the functionality of our existing technology;

•	develop and extend our Opsware System software to support a wide range of hardware and software to meet the diverse needs of customers;

•	develop an effective direct sales channel to sell our Opsware System software;

•	develop additional strategic partnerships to facilitate our ability to market and sell our Opsware System software;

•	develop modules that permit our Opsware System software to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual financial results to fluctuate materially include:

•	our ability to obtain new customers and retain existing customers;

•	the limited number of deals we expect to close each quarter for the foreseeable future;

•	the timing of signing and deploying of contracts with new and existing customers;

•	the timing and magnitude of operating expenses and capital expenditures;

•	the effect of any non-cash compensation charges in connection with the issuance, cancellation or modification of stock option awards;

•	the timing of our satisfaction of revenue recognition criteria, including the establishment of vendor specific objective evidence of fair value for maintenance;

•	costs related to the various third-party technologies we may incorporate into our technology and services;

•	changes in our pricing policies or those of our competitors;

•	any downturn in our customers’ and potential customers’ businesses;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products versus lower-margin integration and support services.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. Concurrently with the execution of the asset purchase agreement with EDS, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. For the year ended January 31, 2004, EDS accounted for 83% of our net revenues. As of January 31, 2004, EDS accounted for 83% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. Our license and maintenance agreement with EDS is for an initial term of three years, expiring in August 2005. We cannot assure you that EDS will renew the license beyond the initial term or that if EDS does renew the license, it will do so on the current terms. In addition, we cannot assure you that EDS will achieve the benefits they expect from the Opsware System or that they will be able to deploy our software successfully or in the time frames contemplated by the license agreement. Each of these factors may affect EDS’ willingness to renew the license. If EDS does not renew the license, our operating results will be adversely affected and this may negatively impact our reputation and our ability to license our Opsware System software to other customers.

The rates we charge our customers for our Opsware System software may decline over time or we may choose to amend those rates to better achieve our business objectives, which could reduce our revenue and affect our financial results.

As our business model gains acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees we charge for our Opsware System software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to amend existing customer contracts or enter into new contracts with existing customers, including our license and maintenance agreement with EDS, to better achieve our business objectives, and any such amendments or new contracts could affect the manner in which we report our results of operations as well as the historical accounting treatment for any such contracts.

We must satisfy the criteria for revenue recognition in order to recognize the cash received from customers under our license agreements as revenue.

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that persuasive evidence of an arrangement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of vendor specific objective evidence of fair value for maintenance. If vendor specific objective evidence of fair value for maintenance is not established, the license, maintenance and professional services revenue is recognized ratably over the maintenance period. To date, the vast majority of our revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence of fair value for maintenance. Given our limited experience operating our Software Business, we cannot predict what the mix of our revenue will be in fiscal 2005.

Sales of our products to enterprises, government agencies and service providers involve lengthy sales and deployment cycles, which may cause our financial results to suffer.

We focus our sales efforts on enterprises, government agencies and service providers. Sales of our products to these entities generally involve a long sales cycle. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance procedures;

•	our lack of customer references due to our limited number of customers and limited experience operating our Software Business;

•	concerns about the introduction or announcement of our or our competitors’ new products; and

•	potential downturns in the IT market and in economic conditions generally.

In addition, the time it takes to demonstrate and deploy our software with these accounts may be longer than a non-enterprise customer given the complexity of their operations, which may delay our ability to recognize revenue from sales to these accounts and affect customer satisfaction.

As we develop our software products, we may continue to incur significant operating losses, and we may never be profitable.

We may be required to spend significant funds to continue developing our software products, and research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of January 31, 2004, we had an accumulated deficit of $461.3 million. We expect to continue to experience operating losses for the foreseeable future.

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

Our business depends upon the level of our customers’ satisfaction with our products and services. These levels of satisfaction will depend in large part upon our ability to successfully deploy and support our products within our customers’ environments consistent with their expectations of the capabilities and benefits of our products. We provide technical support to our customers pursuant to contracts that are generally renewable annually. Our customers’ willingness to renew their maintenance and support agreements, enter into new contracts for additional products, and act as a reference account will depend in large part on our ability to provide high levels of customer service. If we fail to provide the level of support demanded by our customers or if the capabilities of our products do not match our customers’ expectations, they may not renew their maintenance and support agreements or enter into new contracts for additional products and may not act as a reference account, each of which could have a material adverse impact on our revenue and operating results.

We may require additional capital to fund our operations or may elect to raise additional capital if the market permits.

We believe that our current cash balances, including cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if we need or elect to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. If our licensing revenues do not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may require or elect to secure additional equity or debt financing. If we elect to raise additional capital through means of an equity financing, existing holders of our common stock will suffer dilution. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock, and any future issuance of common stock would result in dilution of existing stockholders’ equity interests. Any debt financing we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities.

We may engage in future acquisitions or investments, which may harm our operating results.

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2004, we completed our acquisition of all of the outstanding capital stock of Tangram Enterprise Solutions, Inc., a software and services provider located in North Carolina. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize any benefit from any acquisitions, including the acquisition of Tangram, if we are unable to do the following:

•	effectively provide services to any newly acquired customers;

•	properly evaluate the technology acquired;

•	accurately forecast the financial impact of the transaction, including but not limited to, accounting charges related to the impairment of assets acquired and transaction expenses;

•	integrate and retain personnel;

•	manage geographically dispersed operations;

•	combine potentially different corporate cultures; and

•	effectively integrate services and products as well as technology, sales, marketing and support operations.

If we fail to do any of these, we may suffer losses, or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using convertible debt or equity securities, our existing stockholders will experience dilution in their investment.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions and changes in the information technology market. In addition, fears of continued global recession, war and acts of terrorism may continue to impact global economies negatively. We believe that the current economic conditions, as well as the recent decline in worldwide economic conditions, have led to reduced IT spending. If these conditions worsen, demand for our products may be reduced.

Our management is required to make forecasts with respect to economic trends and general business conditions in order to develop budgets, plan research and development strategies and perform a wide variety of general management functions. To the extent that our forecasts are incorrect, our performance may suffer because of a failure to properly align our corporate strategy with economic conditions.

If we do not develop our direct sales organization we will have difficulty acquiring customers.

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we may require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

We expect that we will be required to record compensation expense in fiscal 2006 in connection with option grants in accordance with SFAS 123 that have an exercise price at or below fair market value. It is possible that future laws or regulations will require us to treat all stock options as a compensation expense, or we may voluntarily elect to do so. If there is any such change in accounting regulations or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 1 of our consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 1.

Our operating results may suffer if we fail to achieve benefits from our strategic relationships.

We have formed in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. For example, we have entered into a software distribution license with Hewlett-Packard, under which Hewlett-Packard has agreed to distribute our Opsware System software with its HP Utility Data Center solution and provide consulting and implementation services related to our Opsware System software. Furthermore, we have entered into a software distribution license with NEC pursuant to which NEC may use, market, sell, and support our Opsware System software in Japan. We cannot guarantee that any new customer relationships or revenue will result from these agreements. In fact, we may not achieve any benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners, including Hewlett-Packard or NEC, experience financial difficulties, we may not be able to realize any benefits from these relationships.

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

The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer point solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small, privately-held companies.

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

Our success depends in large part on our proprietary technology. We have a number of issued patents and pending patent applications, and we currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

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

The market for our products and services is characterized by rapid technological change, uncertain product life cycles, changes in customer demands, evolving industry standards and increased complexity and interdependence of our applications. Any delays in responding to these changes and developing and releasing enhanced or new products and upgrades could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware and software products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers’ hardware and software configurations. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, fail to introduce new products and upgrades or fail to fully develop our new product offerings, our technology may not achieve widespread acceptance and could become obsolete, which would significantly harm our business.

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

We have also joined together with a number of other technology companies in connection with the establishment of the data center mark-up language (dcml) standard within the data center environment. We cannot assure you that the dcml standard will become widely accepted or result in any benefits to our business.

We rely on third-party software to develop and deliver our products to our customers, and the loss of access to this software could harm our business.

As part of our normal operations in connection with the development and delivery of our software, we license software from third-party commercial vendors. These products may not continue to be available on commercially reasonable terms or at all. The loss of these products could result in delays in the sale of our software until equivalent technology, if available, is identified, procured and integrated, and these delays could result in lost revenue. Further, to the extent that we incorporate these products into our software and the vendors from whom we purchase these products increase their prices, our gross margins could be negatively impacted.

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

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue grows, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

Important components of the compensation of our personnel are stock options and restricted stock, which typically vest over a four-year period. We may face significant challenges in retaining our employees if the value of our stock declines. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to the investments of our existing stockholders. Some of our employees hold options with exercise prices that are higher than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options or restricted stock, issue new options or grant additional shares of stock to motivate and retain our employees. To the extent we issue additional options or shares of restricted stock, existing stockholders will experience dilution. Furthermore, potential changes in practices regarding accounting for stock options could result in significant accounting charges, which could raise our costs and impair our ability to use stock options for compensation purposes.

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

Among the factors that could affect our stock price are:

•	variations in our quarter-to-quarter operating results;

•	the loss of any of our significant customers or their failure to renew existing contracts;

•	announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in our financial estimates or investment recommendations by securities analysts following our business;

•	our sale of common stock or other securities in the future;

•	changes in economic and capital market conditions for companies in our sector;

•	changes in the enterprise software markets;

•	changes in market valuations or earnings of our competitors;

•	changes in business or regulatory conditions;

•	interest rates and other factors affecting the capital markets;

•	fluctuations in the trading volume of our common stock; and

•	the occurrence of any of the adverse events discussed elsewhere in these Risk Factors.

We are a defendant in an arbitration action brought by Qwest Communications Corporation and this litigation could harm our business whether or not determined adversely.

On July 31, 2002, we received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that we have breached our amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement we entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement we received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2004 has since been reclassified to accrued data center facilities costs. We believe that we have not breached any of the agreements and continue to defend ourselves vigorously. However, the outcome of arbitration is inherently uncertain and there can be no assurance that we will not be materially affected. In addition, we anticipate that we will incur ongoing expenses in connection with this arbitration.

In the future, we may be subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

Insiders have substantial control over us and this could delay or prevent a change in control and could negatively affect your investment.

As of April 1, 2004, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 38.6% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of April 1, 2004, we had 83,275,225 shares of common stock outstanding. In connection with the completion of our acquisition of Tangram in February 2004, we issued approximately 1.1 million shares of our common stock and registered those shares for resale with the Securities and Exchange Commission. Sales of any of these shares could depress our stock price. In addition, if certain venture capital firms that continue to hold our outstanding stock were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.    We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we primarily invest in money market instruments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point increase in interest rates would result in less than a $100,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.    As we expand into foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets we plan to target. To date, our exposure to foreign currency risk has not been material. In the Software Business to date, all of our sales are currently made in U.S. dollars. Strengthening of the dollar could make our services less competitive in the foreign markets we may target in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Opsware Inc.

We have audited the accompanying consolidated balance sheets of Opsware Inc. as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opsware Inc. at January 31, 2004 and 2003, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California

February 20, 2004

OPSWARE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and per share amounts)

	As of January 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$55,205	$63,162
Accounts receivable, net of allowance for doubtful accounts of $53 and $68 at January 31, 2004 and 2003, respectively	1,687	—
Prepaids and other current assets	3,216	2,094

Total current assets	60,108	65,256
Property and equipment, net	3,777	5,550
Restricted cash	2,911	3,821
Prepaid rent	3,001	—
Other assets	1,010	1,252

Total assets	$70,807	$75,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330	$493
Accrued compensation	1,660	1,319
Accrued data center facilities costs	6,850	7,843
Other accrued liabilities	1,934	6,130
Foreign income taxes	—	1,500
Advances from customers	4,235	2,539
Deferred revenue	4,716	—
Accrued restructuring costs, current portion	478	2,011
Capital lease obligations, current portion	23	43

Total current liabilities	20,226	21,878
Deferred revenue	1,202	—
Accrued restructuring costs, net of current portion	2,154	7,840
Capital lease obligations, net of current portion	—	23

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000 shares authorized at January 31, 2004 and 2003, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized at January 31, 2004 and 2003; 81,537 and 78,611 shares issued and outstanding at January 31, 2004 and 2003, respectively	82	79
Additional paid-in capital	509,202	500,976
Notes receivable from stockholders	(328)	(793)
Deferred stock compensation	(462)	(1,665)
Accumulated deficit	(461,273)	(452,863)
Accumulated other comprehensive income	4	404

Total stockholders’ equity	47,225	46,138

Total liabilities and stockholders’ equity	$70,807	$75,879

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended January 31,
	2004	2003	2002
Net revenues:
License revenue	$13,682	$—	$—
Services revenue	4,368	37,703	56,012

Net revenues	18,050	37,703	56,012
Costs and expenses:
Cost of license revenue	121	—	—
Cost of services revenue*	4,465	51,996	109,676
Research and development*	8,712	12,656	21,033
Sales and marketing*	9,293	17,696	39,560
General and administrative*	8,052	11,281	18,940
Restructuring costs, net	1,028	19,682	31,471
Amortization (reversal) of deferred stock compensation	606	(14,303)	42,666

Total costs and expenses	32,277	99,008	263,346

Loss from operations	(14,227)	(61,305)	(207,334)
Gain from retirement of senior discount notes	—	8,736	—
Gain on sale of assets and liabilities related to Managed Services Business	1,252	50,660	—
Interest and other income	3,661	3,507	5,606
Interest and other expense	(530)	(3,345)	(8,947)

Loss before income taxes	(9,844)	(1,747)	(210,675)
Provision (benefit) for income taxes	(1,435)	1,500	—

Net loss	$(8,409)	$(3,247)	$(210,675)

Basic and diluted net loss per share	$(0.11)	$(0.05)	$(3.45)

Shares used in computing basic and diluted net loss per share	78,617	71,535	61,089

* Excludes amortization (reversal) of deferred stock compensation of the following (1):
Cost of services revenue	$227	$(4,116)	$13,046
Research and development	224	(1,127)	8,537
Sales and marketing	167	(2,279)	8,830
General and administrative	(12)	(6,781)	12,253

Total amortization (reversal) of deferred stock compensation	$606	$(14,303)	$42,666

(1)	Given the non cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2001	26,386	$26	20,878	$21	$393,127	$(5,793)	$(89,909)	$(238,931)	$50	$58,591
Conversion of convertible preferred stock to common stock in connection with the initial public offering	(26,386)	(26)	26,386	26	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering (less issuance costs of $14,961) in March 2001	—	—	28,750	29	157,510	—	—	—	—	157,539
Issuance of common stock in a private placement in March 2001	—	—	877	1	4,999	—	—	—	—	5,000
Exercise of stock options by employees, net of repurchases	—	—	(2,693)	(3)	(2,431)	2,085	—	—	—	(349)
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	539	1	1,180	—	—	—	—	1,181
Exercise of common stock warrants	—	—	1,157	1	30	—	—	—	—	31
Repayment of note receivable	—	—	—	—	—	686	—	—	—	686
Amortization of deferred stock compensation	—	—	—	—	—	—	42,666	—	—	42,666
Charge for accelerated vesting of options to terminated employees	—	—	—	—	2,879	—	—	—	—	2,879
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(22,704)	—	22,704	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(210,675)	—	(210,675)
Translation adjustment	—	—	—	—	—	—	—	—	(58)	(58)
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(15)	(15)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(210,748)

Balance at January 31, 2002	—	—	75,894	76	534,590	(3,022)	(24,539)	(449,606)	(23)	57,476
Exercise of stock options by employees, net of repurchases	—	—	15	(1)	(434)	1,062	—	—	—	627
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	724	1	1,054	—	—	—	—	1,055
Issuance of common stock in connection with the retirement of senior discount notes	—	—	2,046	3	2,997	—	—	—	—	3,000
Repayment of note receivable	—	—	—	—	—	1,167	—	—	—	1,167
Charge for accelerated vesting of options to terminated employees	—	—	—	—	54	—	—	—	—	54
Amortization of deferred stock compensation	—	—	—	—	—	—	12,524	—	—	12,524
Reversal of deferred compensation based on straight line vs. graded	—	—	—	—	(26,827)	—	—	—	—	(26,827)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(10,350)	—	10,350	—	—	—
Repurchase of common stock	—	—	(68)	—	(108)	—		(10)	—	(118)
Components of comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(3,247)	—	(3,247)
Translation adjustment	—	—	—	—	—	—	—	—	427	427

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(2,820)

Balance at January 31, 2003	—	—	78,611	79	500,976	(793)	(1,665)	(452,863)	404	46,138

OPSWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Exercise of stock options by employees, net of repurchases	—	—	2,326	3	5,299	42	—	—	—	5,344
Issuance of common stock in connection with the Employee Stock Purchase Program	—	—	447	—	465	—	—	—	—	465
Repayment of note receivable	—	—	—	—	—	423	—	—	—	423
Amortization of deferred stock compensation	—	—	—	—	—	—	1,425	—	—	1,425
Reversal of deferred compensation based on straight line vs. graded	—	—	—	—	(819)	—	—	—	—	(819)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	—	—	(130)	—	130	—	—	—
Impact of variable accounting related to replacement stock option	—	—	—	—	2,160	—	—	—	—	2,160
Issuance of restricted stock option award	—	—	105	—	588	—	(352)	—	—	236
Stock option modifications	—	—	—	—	292	—	—	—	—	292
Exercise of stock warrant	—	—	48	—	373	—	—	—	—	373
Repurchase of common stock	—	—	—	—	(2)	—	—	(1)	—	(3)
Components of comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	(8,409)	—	(8,409)
Translation adjustment	—	—	—	—	—	—	—	—	(400)	(400)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,809)

Balance at January 31, 2004	—	$—	81,537	$82	$509,202	$(328)	$(462)	$(461,273)	$4	$47,225

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2004	2003	2002
Operating activities:
Net loss	$(8,409)	$(3,247)	$(210,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,791	17,503	26,943
Accretion on notes payable	—	2,544	6,420
Amortization of warrants related to senior discount notes	—	656	1,965
Gain from the retirement of senior discount notes	—	(8,736)	—
Gain from the sale of assets and liabilities related to Managed Services Business	—	(50,660)	—
Non-cash charges related to equity transactions	2,661	—	—
Amortization (reversal) of deferred stock compensation	606	(14,303)	42,666
Loss (recovery) on disposal of property and equipment	(152)	5,071
Non-cash restructuring charges	—	54	2,879
Foreign income taxes	(1,500)	1,500	—
Changes in operating assets and liabilities:
Accounts receivable	(1,687)	1,038	(3,745)
Prepaids, other current assets and other assets	(461)	(790)	2,686
Prepaid rent	(3,001)	—	—
Accounts payable	(163)	(503)	(10,549)
Accrued compensation	341	(4,340)	2,384
Accrued data center facilities costs	(993)	591	2,252
Other accrued liabilities	(4,196)	3,146	(154)
Advances from customers	1,696	2,539	—
Deferred revenue	5,918	(11,022)	8,428
Accrued restructuring costs	(7,219)	(7,230)	17,081

Net cash used in operating activities	(13,768)	(66,189)	(111,419)

Investing activities:
Capital expenditures	(886)	(2,993)	(14,105)
Purchases of short-term investments	—	—	(3,288)
Maturities and sales of short-term investments	—	3,288	10,244
Decrease in restricted cash	910	17,114	5,805
Proceeds on sale of assets and liabilities related to Managed Services Business, net	—	61,218	—
Proceeds on sale of assets	20	—	—
Prepaid acquisition costs	(419)	—	—

Net cash (used in) provided by investing activities	(375)	78,627	(1,344)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	5,809	1,682	163,329
Payments to retire senior discount notes	—	(42,000)	—
Principal payments on capital lease obligations	(43)	(1,422)	(3,275)
Proceeds from repayment of notes receivable	423	1,167	686
Repurchase of common stock	(3)	(118)	—

Net cash provided by (used in) financing activities	6,186	(40,691)	160,740

Net increase (decrease) in cash and cash equivalents	(7,957)	(28,253)	47,977
Cash and cash equivalents at beginning of period	63,162	91,415	43,438

Cash and cash equivalents at end of period	$55,205	$63,162	$91,415

Supplemental schedule of non-cash investing and financing activities:
Equipment purchased under capital lease	$—	$1,204	$2,648
Cancellation of stockholders’ notes receivable for unvested stock awards	42	1,062	2,085
Issuance of common stock in connection with the retirement of the senior discount notes	—	3,000	—
Reclassification of deferred revenue to accrued data center facility costs	—	6,850	—
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	130	10,350	22,704

Supplemental disclosures:
Cash paid for interest	6	111	476

See accompanying notes.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc, (“Opsware,” or “the Company,” ), was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company refers to this business as its Managed Services Business. On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business is not considered a discontinued operation.

The Company currently sells its Opsware System software to enterprises, government agencies and service providers seeking to reduce costs and increase the quality and security of data center operations. The Company refers to this business as the Software Business. The Opsware System automates key server and software operations in large data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. The Opsware system works across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications.

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The U.S. Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, restructuring costs and accruals and contingencies.

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

For the fiscal year ended January 31, 2004, EDS accounted for 83% of the Company’s net revenues. For the fiscal year ended January 31, 2003, no customer accounted for more than 10% of the Company’s net revenues. For the fiscal year ended January 31, 2002, Nike and Atriax accounted for 13% and 12% of the Company’s net revenues, respectively. As of January 31, 2004, EDS accounted for 83% of the Company’s accounts receivable balance. As of January 31, 2003, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition”(“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”(“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”(“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

The Company generates revenue from the sale of software licenses and services related to the Software Business, including that from maintenance and support agreements and professional service agreements. License revenue and maintenance revenue are the primary components of the Company’s Software Business revenue.

License revenue is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Until the Company establishes vendor specific objective evidence of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once the Company establishes vendor specific objective evidence of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once vendor specific objective evidence of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, vendor specific objective evidence of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. See Note 7,

“Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

Services revenue is comprised of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. Currently, when services revenue (excluding maintenance and support services), is considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed, as the Company does not have vendor specific objective evidence of fair value for maintenance. Once the Company establishes vendor specific objective evidence of fair value for maintenance and (1) services are considered essential or (2) the arrangement involves customization or modification of the Company’s software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services revenues under the arrangement are recognized under the percentage of completion method of accounting based upon input measures of costs. When such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenues as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether (1) the services are available from other vendors, (2) do not involve a significant degree of risk or unique acceptance criteria and (3) whether it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor specific objective evidence of fair value of professional services is based upon hourly rates. The Company enters into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly rates associated with these contracts are used to assess the vendor specific objective evidence of fair value of professional services in multi-element arrangements. The Company intends to recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”) upon satisfaction of all revenue recognition criteria unless it is aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with these arrangements, there is no right of return or price protection for sales to resellers.

To date, the vast majority of the Company’s revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because the Company has not established vendor specific objective evidence of fair value.

Prior to August 15, 2002, the closing of the sale of the Company’s Managed Services Business to EDS, the Company generated revenue in its Managed Services Business through the sale of managed Internet services. Substantially all revenue recognized prior to August 15, 2002 was generated from the Managed Services Business. The Company recognized revenue ratably over the managed services contract period as services were fulfilled, provided that for each transaction, evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable, and collection was probable. If obligations remained after services were delivered, the commencement of revenue recognition occurred after such obligations were fulfilled. In addition, the Company provided certain guarantees regarding scheduled uptime to its customers on a monthly basis. The Company reduced revenue generated in the Managed Service Business for credits given for estimated unscheduled downtime on a monthly basis. According to its accounting policy and customer contracts, the revenue credits were based on the cause of downtime, the length of the downtime and the customer’s monthly price of the services. The estimated credit reduced revenue in the month in which the unscheduled downtime occurred. In

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition to the service credits, the Company occasionally issued credits for events that were outside of the contractual service level agreements. These types of credits were not financially significant. The process for estimating these types of credits included analyzing the historical experiences with such credits and comparing them to events that occurred in the then-current month.

If the Company has not met the criteria for revenue recognition, the Company defers revenue recognition until such time as all criteria are met. If the Company has not met the criteria for revenue recognition and has received cash from a customer, the amounts received are included in advances from customers. If the Company has met the criteria for revenue recognition, whether or not it has received cash from a customer, the amounts billed are recorded as deferred revenue and recognized into revenue over the service period.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and is a percentage of the accounts receivable balance based on aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, its customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. If actual write-offs were greater than the Company’s estimates, it would increase its allowance for doubtful accounts, which would increase its bad debt expense.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by FAS 148, the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with the fair value based provisions of SFAS 123, “Accounting for Stock Based Compensation,” the Company’s net loss and net loss per share would have been reduced or increased to the pro forma amounts indicated below:

	Year Ended January 31,
	2004	2003	2002
	(in thousands, except per share amounts)
As reported consolidated net loss	$(8,409)	$(3,247)	$(210,675)
Stock-based compensation included in reported net loss	3,294	(14,303)	42,666
Total stock-based employee compensation expense determined under the fair value based method for all awards	(7,700)	(10,520)	(9,685)

Consolidated pro forma net loss	$(12,815)	$(28,070)	$(177,694)

Earnings Per Share:
As reported consolidated net loss per share—basic and diluted	$(0.11)	$(0.05)	$(3.45)

Consolidated pro forma net loss per share—basic and diluted	$(0.16)	$(0.39)	$(2.91)

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock awards are measured over a four year life and the fair value of employee stock purchase plans are measured over a two year life. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards			Employee Stock Purchase Plan
	Year Ended January 31,			Year Ended January 31,
	2004	2003	2002	2004	2003	2002
Risk-free interest yield	2.9%	4.0%	6.0%	1.8%	1.6%	3.0%
Expected life (years)	4.0	4.0	4.0	2.0	2.0	2.0
Volatility	96.0%	115.0%	157.0%	124.0%	138.0%	183.0%
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average grant date fair value per share was $3.00, $0.93 and $3.02 for stock purchase rights and stock options granted in the years ended January 31, 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to five years. We amortize capital leases and leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

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

Restructuring Costs

During fiscal 2002 and 2003, the Company restructured its business under plans approved by the Board of Directors by reducing its headcount, consolidating its facilities and disposing of excess and obsolete property and equipment. As a result of these actions, the Company recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property vacated as a result of its consolidation of facilities, net of estimated sublease income. The Company’s estimates include the review of the financial condition of its existing sublessees as well as the state of the regional real estate markets. Each reporting period, the Company reviews these estimates based on the status of execution of its restructuring plan and, to the extent that these assumptions change due to changes in market conditions and its business, the ultimate restructuring expenses could vary by material amounts, and result in additional expenses or the recovery of amounts previously recorded.

Accruals and Contingencies

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on its results of operations and financial position. In addition, the Company has retained liabilities related to its Managed Services Business. The outcome of the liabilities could result in a material difference from the current estimates, and could result in additional expenses or the recovery of amounts previously recorded. See Note 14, “Legal Proceedings” for a description of the Company’s material legal proceedings.

Advertising Expenses

All advertising costs are expensed as incurred. Advertising costs were $171,000, $394,000, and $2.3 million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations. As a result, research and development expenditures are not reflected in the accompanying balance sheets of the Company.

Warranties and Indemnifications

Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.

In some cases, the Company may provide warranties with respect to its software products. Consistent with FIN 45, the Company will accrue for known warranty claims if a loss is probable and can be reasonably estimated and will accrue for estimated but unidentified warranty claims based on historical activity. To date, the Company has had no warranty claims. As a result, the Company has not recorded a warranty accrual. In addition, there has been no history of indemnification of the Company’s software.

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that those assets will not be realized.

Accounting Change

Effective February 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. Accordingly, the Company is now reporting the gain from retirement of senior discount notes in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $8.7 million previously recorded in 2003 as extraordinary gain as a component of operating results.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created or acquired before February 1, 2003 at the end of the first interim or annual period ending after March 31, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company adopted FIN 46 as of January 31, 2004. The Company does not currently have any interest in variable interest entities and, accordingly, the adoption of FIN 46 did not have any impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise has been effective since the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of January 31, 2004. The adoption of SFAS 150 did not have a material impact on its consolidated financial position, results of operations or cash flows.

2.    Financial Instruments

The following table summarizes the estimated fair value of financial instruments at the dates indicated (in thousands):

	January 31,
	2004	2003
Cash and money market funds	$58,116	$66,983

Reported as:
Cash and cash equivalents	$55,205	$63,162
Restricted cash	2,911	3,821

	$58,116	$66,983

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and losses from the sale of financial instruments were not material for fiscal 2004, 2003 and 2002.

3.    Property and Equipment

Property and equipment consist of the following:

	January 31,
	2004	2003
	(in thousands)
Computer and other related equipment	$10,740	$12,826
Office equipment, leasehold improvements, furniture, and fixtures	8,766	8,722
Software	9,998	9,891

	29,504	31,439
Less accumulated depreciation and amortization	(25,727)	(25,889)

Property and equipment, net	$3,777	$5,550

Depreciation and amortization expense amounted to $2.8 million, $17.5 million and $26.9 million for the years ended January 31, 2004, 2003, and 2002, respectively. As of January 31, 2004 and 2003 property and equipment acquired under capital leases totaled $84,000 and had related accumulated amortization of $44,000 and $16,000, respectively.

4.    Retirement of Senior Discount Notes

On February 9, 2000, the Company issued to Morgan Stanley & Co. Incorporated 66,000 units at a per unit price of $683.89 of 13% Senior Discount Notes (the “Notes”) for an aggregate amount of $45.1 million. The Notes were due in February 2005. In connection with the issuance of these Notes, the Company also issued detachable warrants to purchase an aggregate of 1.2 million shares of common stock at an exercise price of $0.02 per share. Of the $45.1 million in gross proceeds from the issuance, $9.8 million was allocated to additional paid- in capital for the deemed fair value of the warrants and recorded as a discount to the Notes. The discount on the Notes was being amortized to interest expense, using the effective interest method, over the life of the Notes.

At the time of issuance the Notes were sold at a substantial discount from their principal amount at maturity of $66.0 million. Prior to August 15, 2003, no cash interest payments were required; instead, interest was to accrue during this period to the aggregate principal amount at maturity. From and after February 15, 2003, the Notes were to bear interest at a rate of 13% per annum payable in cash each February 15 and August 15. The Notes were redeemable at the option of the Company, in whole or in part, at any time, at the redemption prices set forth in the indenture agreement relating to the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

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

On June 14, 2002, the Company repurchased from Morgan Stanley & Co. Incorporated the Notes for $42.0 million of cash and issued 2,046,385 shares of its common stock, representing $3.0 million worth of the Company’s common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003 (the extraordinary item was reclassified to other income in accordance

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with SFAS 145, see below). The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration. In July 2002, the FASB issued SFAS 145, related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 as of February 1, 2003, which required the reclassification of the gain on the extinguishment of debt from an extraordinary item to other income in our results of operations for the year ended January 31, 2003.

5.    Commitments

Rent expense was $1.0 million, $3.5 million and $10.0 million for the years ended January 31, 2004, 2003 and 2002, respectively. The Company leases approximately 75,000 square feet in Sunnyvale, California for its corporate headquarters, under a lease expiring in 2010, of which it is subleasing approximately 50,000 square feet to EDS through August 2004. A portion of the lease was restructured in the August 2002 restructuring. The Company issued a letter of credit in connection with this lease, which requires the Company to hold on deposit approximately $2.3 million of restricted cash with the issuer of the letter of credit.

In October 2000, the Company agreed to lease a facility of approximately 120,000 square feet for general corporate purposes in Sunnyvale, California. This lease was restructured in the May 2001 restructuring program. The Company issued a letter of credit of approximately $23.2 million to the lessor in association with the leased facility in November 2000, which was subject to a phased release through June 2003, the end of the lease term. On November 1, 2002, the Company paid the remaining lease obligation of $8.0 million. As a result of the payment, the remaining letter of credit was reduced to $300,000. The letter of credit was released in October 2003.

In October 2000, the Company agreed to lease an additional facility of approximately 30,000 square feet for general corporate purposes in Sunnyvale, California. In connection with the lease, the Company issued a letter of credit for $730,000 in December 2000. In October 2003, the Company paid the lessor the remaining lease obligation on the leased facility. As a result of this payment, the letter of credit was reduced to $120,000. The lease expires in November 2005.

In October 2000, the Company agreed to lease 22,000 square feet for general corporate purposes in Chantilly, Virginia. The lease was transferred to EDS as part of the asset purchase agreement. However, the Company is required to maintain the letter of credit for $500,000 through the expiration of the lease in June 2005.

The letters of credit issued in connection with the leased facilities are shown as restricted cash on the Company’s balance sheet.

Future payments under all noncancelable leases entered into as of January 31, 2004 are as follows:

Years ending January 31,	Capital Leases	Operating Leases
	(in thousands)
2005	$24	$1,389
2006	—	1,815
2007	—	1,825
2008	—	1,882
2009	—	1,941
Thereafter	—	2,721

Total minimum payments	24	$11,573

Less amount representing interest	1

Present value of minimum payments	23
Less current portion	23

Long-term portion	$—

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future payments under operating leases are shown net of approximately $587,000 due from noncancelable subleases as of January 31, 2004.

6.    Restructuring Costs

In May 2001, while operating the Managed Services Business, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of approximately 122 employees, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the quarter ended July 31, 2001. Included in the $30.2 million was a non-cash charge of $2.9 million related to accelerating the vesting of options for certain employees. The Company recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the fiscal year ended January 31, 2003. In October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California, a portion of which was included in the May 2001 restructuring program and the remaining portion of which was included in the August 2002 restructuring program, which is described below. Pursuant to the agreement, the Company paid the remaining rent amount of $4.7 million in one lump sum rather than on a continuing monthly basis over the term of the lease.

A summary of the May 2001 restructuring charges is outlined as follows (in millions):

	Workforce Reduction	Facilities	Disposal of Property and Equipment	Total
Total Charge	$5.4	$20.6	$4.2	$30.2
Noncash Charges	(2.9)	—	—	(2.9)
Cash Payments	(2.4)	(5.9)	(2.1)	(10.4)

Balance at January 31, 2002	0.1	14.7	2.1	16.9
Noncash Charges	(0.1)	—	(0.5)	(0.6)
Cash Payments	—	(13.7)	(1.6)	(15.3)

Balance at January 31, 2003	—	1.0	—	1.0
Noncash Charges	—	—	—	—
Cash Payments	—	(1.0)	—	(1.0)

Balance at January 31, 2004	$—	$—	$—	$—

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

In June 2002, the Company announced a restructuring program in connection with its entering into an agreement to sell the assets and liabilities of the Managed Services Business to EDS, which included a worldwide workforce reduction of 107 employees and a provision for the impairment of excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating expenses in the quarter ended July 31, 2002. The $7.0 million charge consisted of $3.8 million for the workforce reduction and $3.2 million for the disposal of property and equipment. Included in the $7.0 million was a non-cash charge of $0.1 for the accelerated vesting of options for certain employees. As of January 31, 2003 the Company had made all cash payments related to the June 2002 restructuring program.

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activity,” (SFAS 146). The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002. In accordance with SFAS 146, the Company recorded an adjustment to the restructuring charge of approximately $986,000 in the three-month period ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in the estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of approximately $140,000 during the three-month period ended April 30, 2003. In accordance with SFAS 146, the Company recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, the Company renegotiated the price and paid the lessor of its corporate headquarters approximately $7.4 million and reduced its lease commitments going forward. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 due to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized to operating expense through May 2010, the end of the lease term.

As described above, in October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California. This resulted in an additional restructuring charge of approximately $414,000, which represents the difference between the present value of the remaining payments included in the original restructuring charge and the present value at the time of payment.

In addition, the Company recorded a recovery for excess facilities of approximately $156,000 during the three-month period ended January 31, 2004. The recovery was due to sublease payments received. The payments were excluded from the restructuring charge due to the uncertainty of the financial condition of the subtenant.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$12.1	$1.2	$13.3
Noncash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Noncash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	$2.6	$—	$2.6

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

7.    Transactions with EDS

On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $0.05 million of other assets, and $21.4 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, the Company incurred transaction costs of $2.3 million and recorded a deferred gain of $333,000 for the maintenance of software for customers transferred to EDS. The Company recognized a gain on the sale of the assets and liabilities of its Managed Services Business in the amount of $50.7 million in the three-month period ended October 31, 2002.

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

Under the asset purchase agreement with EDS, the Company retained various liabilities relating to the Managed Services Business and agreed to indemnify EDS for periods ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction) up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to certain limitations. To date, EDS has not made a claim for indemnification and as of February 15, 2004 the indemnification period expired.

As part of the purchase price, the Company granted EDS a license to use its Opsware System software to service those customers that were transferred to EDS, and a license to certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS, all of which has been recognized as of January 31, 2004. The Company retained title to all of its proprietary Opsware System software. In addition, the Company issued a $4.0 million letter of credit in favor of EDS to cover any post-closing liabilities related to the net asset adjustment test contained in the asset purchase agreement with EDS as defined in the asset purchase agreement. On November 22, 2002, the Company agreed with EDS that there would be no adjustment to the purchase price under the net asset adjustment test contained in the asset purchase agreement and released the letter of credit.

At the time that it entered into the asset purchase agreement, the Company also entered into a separate license and maintenance agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS has certain rights to license the Company’s Opsware software. Under the Opsware license and maintenance agreement, EDS is paying the Company a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay the Company was subject to the Company’s development of specified features and functions, which the Company delivered to EDS and for which the Company received acceptance from EDS during the three-month period ended April 30, 2003.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement with EDS (based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. The license and maintenance agreement contains extended payment terms and the Company has not established vendor specific objective evidence of fair value of maintenance, therefore the Company is recognizing the license fees from EDS when the monthly minimum commitment is due, as the Company has delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license and maintenance fee to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS will be equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the Opsware license agreement, EDS is required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial term (beginning August 16, 2002), $1.3 million for the next two months, $1.7 million in the following month, and $2.0 million per month thereafter. The Company began recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003.

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

Preferred Stock

All outstanding preferred stock converted to common stock upon completion of the initial public offering in March 2001. The Company is authorized to issue up to 15 million shares of undesignated preferred stock, none of which has been issued as of January 31, 2004.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

In October 1999, the Company sold at fair market value 11.4 million shares of common stock to its founders for cash. The shares of common stock vested as to 25% on the first anniversary of the issuance date with the balance vesting ratably over the remaining period of three years as specified in the purchase agreements. All unvested shares purchased by the founders were subject to repurchase by the Company at the original cost if the founders’ employment was terminated. As of January 31, 2004, all shares were vested. The sale of common stock to the founders at fair market value was accounted for as an increase in equity. The measurement date of the founders’ stock is not changed solely by the provision that termination of employment reduces the number of shares of stock that may be issued.

Amended and Restated Certificate of Incorporation

In March 2001, the Company amended and restated its Certificate of Incorporation to increase the authorized common stock to 200 million shares.

Common Stock Repurchases

In November 2002, the Company’s Board of Directors approved the repurchase of up to $5.0 million worth of the Company’s common stock. Pursuant to the repurchase program, the Company is required to obtain Board approval prior to exceeding certain cash expenditure levels. The term of the repurchase program expires on December 31, 2005. As of January 31, 2003, the Company repurchased 52,000 shares at prices ranging from $1.77 to $1.98, for an aggregate price of $98,000, in the open market pursuant to the repurchase program. An additional 16,000 shares at prices ranging from $0.74 to $1.78, for an aggregate of $20,000, were repurchased from employees due to default of their stockholder notes. Repurchases during fiscal 2004 were not material.

Stock Option Plans

The Company’s 2000 Incentive Stock Plan provides for the grant of incentive stock options to the Company’s employees and nonstatutory stock options and stock purchase rights to our employees, directors and consultants. Prior to the adoption of the 2000 Incentive Stock Plan, the Company adopted the 1999 Stock Plan and the 2000 Stock Plan, each of which terminated upon the date of the Company’s initial public offering. Options granted under these plans are subject to terms substantially similar to those granted under its 2000 Incentive Stock Plan described below. A total of 12.5 million shares of our common stock plus any unissued but reserved shares under the 1999 Stock Plan and the 2000 Stock Plan as of the effective date of the initial public offering and any shares returned to such plans shall be reserved for issuance under the 2000 Incentive Stock Plan. The shares may be authorized, but unissued, or reacquired common stock.

The number of shares reserved for issuance under the Company’s 2000 Incentive Stock Plan provides for annual increases on the first day of the Company’s fiscal year beginning in 2003 by an amount equal to the least of (i) 8% of the outstanding shares of the Company’s common stock on the first day of the year; provided, however, such percentage shall decrease to 6% of the outstanding shares of the Company’s common stock beginning after 2007, (ii) 9.0 million shares or (iii) an amount determined by the Company’s Board of Directors. In February 2004 and 2003, an additional 3.3 million and 3.9 million shares, respectively, were made available pursuant to the annual increase provisions.

The Director Option Program is part of the Company’s 2000 Incentive Stock Plan and provides for the periodic grant of nonstatutory stock options to the Company’s non-employee directors.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan a total of 1.5 million shares of the Company’s common stock were made available for sale under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company’s fiscal year beginning in 2003 in an amount equal to the least of (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company’s common stock on that date, or (iii) an amount determined by the Company’s Board of Directors. In February 2004, 2003 and 2002, an additional 1.6 million, 1.6 million and 1.5 million shares, respectively, were made available pursuant to the annual increase provisions. The Company’s Board of Directors or a committee of its Board administers the plan.

The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period. The Company issued 1.7 million shares under the Purchase Plan as of January 31, 2004. At January 31, 2004, the Company had 2.9 million shares reserved for future issuance.

Warrant

In February 2001, the Company entered into a marketing alliance agreement with Accenture and concurrently issued a warrant to Accenture to purchase up to 250,000 shares of the Company’s common stock. The shares subject to the warrant were to vest upon the achievement by Accenture of specified contingencies. Although Accenture never achieved any of the contingencies specified in the warrant, in January 2004, the Company entered into a settlement agreement with Accenture whereby the Company agreed to issue to Accenture approximately 48,000 shares of the Company’s common stock in exchange for the cancellation and termination of the warrant and the marketing alliance agreement. The fair value of the shares of approximately $373,000 was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: fair market value of the common stock of $7.79 on the day of issuance, risk free interest rate of 3.4%, contractual life of zero, volatility of 88%, and a dividend rate of zero. The Company recorded the non-cash charge as operating expenses in the fiscal year ended January 31, 2004.

Notes Receivable from Stockholders

The Company has notes receivable outstanding of approximately $328,000 from employees as of January 31, 2004, issued to finance the purchase of shares of common and the convertible preferred stock of the Company. The notes are full recourse notes that bear interest at a rate of approximately 6% per annum with principal and interest due four years from the original issuance date. The notes were issued from inception (September 9, 1999) through August 2000.

Stock-Based Compensation

Under the Company’s stock option plans, options or stock purchase rights may be granted for common stock, pursuant to actions by the Board of Directors, to eligible participants. Options or stock purchase rights granted are either incentive stock options or nonstatutory stock options and are exercisable within the times or

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the events determined by the Board of Directors as specified in each agreement. Options and stock purchase rights vest over a period of time as determined by the Board of Directors, generally four years and have a maximum term of ten years. Options and stock purchase rights generally vest with respect to 25% of the shares one year after the option or stock purchase right grant date and the remainder ratably over the following three years.

The following table summarizes all stock option plan activity:

	Shares Available	Options and Stock Purchase Rights Outstanding
		Shares	Weighted Average Exercise Price
Balance at January 31, 2001	3,007,664	4,145,877	$10.23
Additional shares authorized	13,500,000	—	—
Granted	(12,438,066)	12,438,066	3.37
Exercised	—	(19,170)	4.62
Repurchases	2,714,177	—	0.82
Cancellations	2,366,885	(2,366,885)	8.27

Balance at January 31, 2002	9,150,660	14,197,888	4.55
Additional shares authorized	—	—	—
Granted	(6,908,518)	6,908,518	1.19
Exercised	—	(1,107,785)	0.66
Repurchases	1,090,557	—	1.06
Cancellations	6,469,024	(6,469,024)	5.17

Balance at January 31, 2003	9,801,723	13,529,597	2.86
Additional shares authorized	3,930,558	—	—
Granted	(2,496,020)	2,496,020	4.52
Exercised	—	(2,378,522)	2.25
Stock Award	—	(105,000)	5.60
Repurchases	52,576	—	0.52
Cancellations	1,564,858	(1,564,858)	5.13

Balance at January 31, 2004	12,853,695	11,977,237	3.05

Exercisable at end of period		5,527,033	$2.95

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized over the three-year vesting period of the stock award. The Company recognized approximately $236,000 of stock compensation expense using the graded vesting method in the fiscal year ended January 31, 2004 with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized approximately $2.2 million of stock compensation expense with respect to this option

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the fiscal year ended January 31, 2004. The Company did not recognize any compensation expense with respect to this option during the fiscal year ended January 31, 2003 because the option was out of the money through January 31, 2003.

During the fiscal year ended January 31, 2004, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the options resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of grant and the exercise price at the date of termination. The Company recognized approximately $292,000 of stock compensation expense with respect to these modifications during the fiscal year ended January 31, 2004.

The following table summarizes significant ranges of outstanding and exercisable options at January 31, 2004:

Ranges of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.47–$1.46	3,155,227	8.30	$0.86	1,724,305	$1.12
1.49– 1.99	3,061,283	8.42	1.82	1,284,659	1.85
2.02– 3.68	3,098,196	7.77	3.45	1,659,647	3.48
3.84– 8.00	2,521,491	8.61	6.10	749,240	5.96
8.10–18.00	141,040	7.00	15.71	109,182	16.16

	11,977,237	8.24	$3.05	5,527,033	$2.95

There were approximately 752,000 unvested shares of common stock subject to repurchase as of January 31, 2004. Common stock is subject to repurchase upon termination of the employment of the holder of the stock purchase right. Such shares are subject to repurchase at their original issuance prices.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. Through January 31, 2001, the Company recorded $168.0 million in deferred compensation for stock purchase rights and stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Stock-based compensation expense (recovery) of $606,000, $(14.3) million and $42.7 million was recognized using the graded vesting method for the years ended January 31, 2004, 2003 and 2002, respectively. In addition, the Company reversed approximately $819,000, $26.8 million and $0 from stock compensation expense related to employees that were terminated during fiscal period ended January 31, 2004, 2003 and 2002, respectively. The reversals reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. In addition, the Company reversed approximately $130,000, $10.4 million and $22.7 million of unamortized deferred stock compensation related to the terminated employees during the fiscal period ended January 31, 2004, 2003 and 2002, respectively.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Segment Information

Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the period ended January 31, 2003, the Company had two operating segments, the Managed Services Business and the Software Business. The Company sold the Managed Services Business to EDS on August 15, 2002. Since then, the Company has only one operating segment focusing on the Software Business. However, since revenue from the Company’s Software Business was insignificant during the period January 31, 2003 it is not disclosed separately. The Company is organized geographically between the United States and Europe.

Net revenues by operating segment are as follows (in thousands):

	Year Ended January 31,
	2004	2003	2002
Revenues generated in the Managed Services Business	$—	$37,703	$56,012
Revenues generated in the Software Business	18,050	—	—

Revenues as reported	$18,050	$37,703	$56,012

Net revenues by geographic location are as follows (in thousands):

	Year Ended January 31,
	2004	2003	2002
Revenues generated in the United States (1)	$18,050	$30,341	$52,073
Revenues generated in Europe	—	7,362	3,939

Revenues as reported	$18,050	$37,703	$56,012

(1)	For the year ended January 31, 2004, EDS accounted for 83% of the Company’s net revenues. For the year ended January 31, 2003, no customer accounted for more than 10% of the Company’s net revenues. For the year ended January 31, 2002, Nike and Atriax accounted for 13% and 12% of the Company’s net revenues, respectively.

Net long-lived assets and total assets by geographic location were as follows (in thousands):

	Year Ended January 31,
	2004	2003
United States	$3,777	$5,550
Europe	—	—

Total	$3,777	$5,550

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	January 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(1,435)	1,500	—

	$(1,435)	$1,500	$—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Provision (benefit) for income taxes	$(1,435)	$1,500	$—

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Year Ended January 31,
	2004	2003	2002
Federal statutory rate	$(3,290)	$(4,194)	$(73,736)
Foreign withholding taxes	65	—	—
Foreign tax on sale of Managed Services Business	(1,500)	1,500	—
Unbenefited net operating loss	3,290	4,194	73,736

	$(1,435)	$1,500	$—

Foreign pretax income was insignificant for the years ended January 31, 2004, 2003, and 2002. In fiscal 2004 we concluded a foreign jurisdictional tax examination covering the Managed Services Business sale that resulted in the reversal of an income tax provision of $1.5 million.

Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended January 31,
	2004	2003
Net operating loss carryforwards	$99,525	$96,600
Deferred revenue	2,367	1,300
Non-deductible reserves and accruals	5,185	5,300
Other	4,064	3,300

Total deferred tax assets	111,141	106,500
Valuation allowance	(111,141)	(106,500)

Net deferred tax assets	$—	$—

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4.6 million, $21.9 million and $46.1 million during the years ended January 31, 2004, 2003 and 2002, respectively.

As of January 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $260.9 million, which expire in the years 2020 through 2024, and federal research and development tax credits of approximately $1.1 million, which expire in the years 2020 through 2024. In addition, the Company had state net operating loss carryforwards of approximately $180.5 million, which expire in the years 2010 through 2014, and state research and development credits of approximately $1.1 million, which do not expire.

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

	Year Ended January 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(8,409)	$(3,247)	$(210,675)

Denominator:
Weighted average common shares outstanding	80,027	77,627	73,805
Less weighted average shares subject to repurchase	(1,410)	(6,092)	(12,716)

Shares used in basic and diluted consolidated net loss per share	78,617	71,535	61,089

Basic and diluted consolidated net loss per share	$(0.11)	$(0.05)	$(3.45)

The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of historical diluted consolidated net loss per share were 11.5 million, 12.0 million and 15.3 million for the years ended January 31, 2004, 2003 and 2002, respectively.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Warranties and Indemnifications

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for periods ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction) up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. To date, EDS has not made a claim for indemnification and as of February 15, 2004 the indemnification period expired.

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

13.    Settlements

During the three-month period ended October 31, 2003, the Company reached final resolution with a former Managed Services Business vendor related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued by the Company and the resolution of such liabilities resulted in an additional gain on the sale of the assets and liabilities of the Managed Services Business to EDS of approximately $1.0 million during the year ended January 31, 2004.

During the three-month period ended July 31, 2003, the Company reached final resolution related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued by the Company and the resolution of such liabilities resulted in a recovery to other income (expense) of approximately $850,000 during the year ended January 31, 2004.

During the three-month period ended April 30, 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the year ended January 31, 2004.

14.    Legal Proceedings

On July 31, 2002, the Company received notice that Qwest Communications Corporation filed a demand for arbitration under the Commercial Arbitration Rules of the American Arbitration Association, claiming that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Qwest is seeking monetary damages, title to certain items of equipment and declaratory relief. Under the amended and restated ethernet collocation internet access service agreement, the Company received a $7.5 million non-refundable prepayment from Qwest in fiscal 2002 in consideration for providing services in connection with the provisioning and maintaining of three of Qwest’s data centers. The prepayment received from Qwest was originally included in deferred revenue and the residual balance as of January 31, 2004 has since been reclassified to accrued data center facilities costs. The Company believes that it has not breached any of the agreements and continues to defend itself vigorously. However, the outcome of arbitration is inherently

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertain, and there can be no assurance that the Company will not be materially affected. The Company anticipates that it will incur ongoing expenses in connection with this arbitration.

In December 2003, the Company entered into a settlement and release agreement with Knight Ridder Digital, a former customer of the Company that was transferred to EDS as part of the sale of its Managed Services Business, in connection with Knight Ridder Digital’s claim that the Company breached its customer service agreement with Knight Ridder Digital by assigning the agreement to EDS. Pursuant to the terms of the settlement agreement, the Company was not required to pay any monies or damages to Knight Ridder Digital or EDS in connection with the settlement. As a result, the Company reversed approximately $400,000 of previously accrued expense.

In the future, the Company may be subject to other lawsuits. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

15.    Quarterly Results (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended January 31, 2004
Net revenues	$2,541	$4,265	$5,010	$6,234
Cost of revenues	943	1,072	1,172	1,399
Restructuring charges, net	846	69	269	(156)
Amortization (reversal) of deferred stock compensation	58	321	66	161
Loss from operations	(5,648)	(4,277)	(3,244)	(1,058)
Gain on sale of assets and liabilities related to Managed Services Business	66	66	1,052	68
Net income (loss)	(3,871)	(3,133)	(2,037)	632
Basic net income (loss) per share	$(0.05)	$(0.04)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.05)	$(0.04)	$(0.03)	$0.01

Year ended January 31, 2003
Net revenues	$17,438	$17,507	$2,627	$131
Cost of revenues	25,267	22,760	2,995	974
Restructuring charges, net	—	7,013	12,669	—
Amortization (reversal) of deferred stock compensation	5,936	44	(18,303)	(1,980)
Loss from operations	(28,414)	(24,867)	(2,410)	(5,614)
Gain from retirement of senior discount notes	—	8,736	—	—
Gain on sale of assets and liabilities related to Managed Services Business	—	—	50,660	—
Net income (loss)	(30,380)	(16,676)	49,088	(5,279)
Basic net income (loss) per share	$(0.46)	$(0.24)	$0.67	$(0.07)
Diluted net income (loss) per share	$(0.46)	$(0.24)	$0.65	$(0.07)

Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Subsequent Event

Acquisition of Tangram Enterprise Solutions, Inc.

On February 20, 2004, the Company completed its acquisition of Tangram Enterprise Solutions, Inc. (Tangram), a provider of lifecycle information technology asset management software. The Company acquired Tangram to extend their product offerings and technology capabilities, expand their customer base and increase research and development opportunities. The preliminary purchase price was approximately $11.5 million, consisting of $10.0 million of Opsware common stock and approximately $1.5 million of direct acquisition costs. The transaction was accounted for using the purchase method. The Company issued approximately 1.1 million shares of common stock with a fair value of $10.0 million for all of the outstanding stock and certain indebtedness of Tangram. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the five consecutive trading days ending on the trading day that was one trading day prior to the close of the acquisition, which was $8.92 per share.

The results of operations of Tangram will be included in the Company’s consolidated financial statements beginning in the three-month period ending April 30, 2004.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by the Company.

A summary of the total purchase price is as follows (in thousands):

Common stock	$10,000
Direct costs of the acquisition	1,466

Total purchase price	$11,466

The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$954
Accounts receivable, net	1,687
Property and equipment, net	70
Other assets	962
Amortizable intangible assets:
Customer Relationships	2,535
Developed Technology	2,862
In-Process Research and Development	610
Goodwill	3,288
Accounts payables	(323)
Other accrued liabilities	(809)
Deferred revenue	(370)

Total purchase price	$11,466

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Of the total purchase price, approximately $3.3 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present). Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made.

Purchased Intangible assets

Of the total purchase price, approximately $5.4 million was allocated to intangible assets relating to customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company will amortize the intangible assets on a straight-line basis over an average estimated life of four years. The Company will evaluate the carrying amount of intangible assets for impairment whenever events or circumstances indicate the amount of the assets may not be recoverable. Determination of impairment of intangible assets is highly subjective and requires significant judgment at many points during the analysis. This analysis is based on the Company’s estimate of future cash flows that the assets are expected to generate and their eventual disposition. If the Company determines that any of these assets have been impaired, the impairment charge will be charged to earnings in the period such determination is made.

The aggregate estimated amortization expense through January 31, 2008 is as follows (in thousands):

Amortization
2005	$1,272
2006	1,349
2007	1,349
2008	1,349
2009	78

$5,397

In-process research and development

Of the total purchase price, $610,000 was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. IPR&D will be expensed in the Company’s operating results for the period ending April 30, 2004.

Deferred Revenue

Of the total purchase price, $370,000 was allocated to deferred revenue. Deferred revenue primarily represents the fair value of fulfilling obligations under contracts assumed in the Tangram acquisition.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Tangram as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for fiscal 2004 was derived from the Company’s audited statement of operations for the year ended January 31, 2004 and Tangram’s audited statement of operations for the year ended December 31, 2003. The unaudited pro forma financial information for fiscal 2003 was derived from the Company’s audited statement of operations for the year ended January 31, 2003 and Tangram’s audited statement of operations for the year ended December 31, 2002. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information excludes charges for acquired in-process research and development. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Year Ended
	2004	2003
Revenues	$28,684	$49,283
Net loss	$(11,597)	$(7,573)
Basic and diluted net loss per share	$(0.15)	$(0.10)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

We have omitted certain information from this Annual Report on Form 10-K that is required by Part III. We intend to file a definitive proxy statement with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference as indicated below.

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

Our directors, executive officers and key employees and their ages as of April 1, 2004 are as follows:

Name	Age	Position
Marc L. Andreessen	32	Chairman of the Board of Directors
Benjamin A. Horowitz	37	President, Chief Executive Officer and Director
Timothy A. Howes	40	Chief Technical Officer and Executive Vice President of Development
In Sik Rhee	32	Chief Tactician
Sharlene P. Abrams	46	Chief Financial Officer
John L. O’Farrell	45	Executive Vice President of Business Development
Jordan J. Breslow	48	General Counsel and Secretary
Sharmila N. Shahani	38	Senior Vice President of Marketing
William V. Campbell	63	Director
Mike J. Homer	46	Director
Simon M. Lorne	58	Director
Michael S. Ovitz	57	Director
Andrew S. Rachleff	45	Director
Michelangelo A. Volpi	37	Director

Marc L. Andreessen    is a co-founder of Opsware and has served as the Chairman of our board of directors since September 1999. Prior to co-founding Opsware, Mr. Andreessen served as Chief Technology Officer of America Online, Inc., a new media company, from March 1999 to September 1999. Mr. Andreessen was a co- founder of Netscape Communications Corporation, a software company, serving in various positions from April 1994 until March 1999, including as Chief Technology Officer and Executive Vice President of Products. He served on Netscape’s board of directors from April 1994 until March 1999. Mr. Andreessen serves on the boards of directors of Blue Coat Systems, Inc. and Orbitz, Inc. Mr. Andreessen holds a B.S. in computer science from the University of Illinois at Urbana-Champaign.

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

Jordan J. Breslow    has served as our General Counsel and Secretary since August 2001. Mr. Breslow also served as our Chief Counsel from January 2000 to August 2001. Prior to joining Opsware, Mr. Breslow served as Vice President and General Counsel of Geoworks, a software company, from 1990 to 1998 where he also served as Managing Director of European Operations, from 1997 to 1998. From 1998 to 1999, Mr. Breslow was co-chair of the intellectual property practice group at Foster, Pepper and Shefelman, a law firm. From 1982 to 1989, Mr. Breslow was a partner at Stewart, Stewart & Breslow, a law firm. Mr. Breslow holds a B.A. in anthropology from San Francisco State University and J.D. from Hastings College of Law.

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

William V. Campbell    has served as a director of Opsware since August 2000. Mr. Campbell has served as a director of Intuit Inc., a finance software and services company, since April 1994 and as Chairman of the Board since August 1998. He also served as Intuit’s Acting Chief Executive Officer from September 1999 to January 2000 and as its President and Chief Executive Officer from April 1994 to July 1998. Mr. Campbell also serves on the board of directors of Apple Computer, Inc. Mr. Campbell holds both a B.A. in economics and an M.A. from Columbia University.

Mike J. Homer    has served as a director of Opsware since August 2003. Mr. Homer has served as the Chairman of Kontiki, Inc., a video on demand solutions company, since November 2000 and served as Kontiki’s Chief Executive Officer from November 2000 to November 2003. From April 1999 to November 2000, Mr. Homer was Senior Vice President at America Online. From October 1994 to April 1999, Mr. Homer held various positions at Netscape Communications, including Executive Vice President, Sales and Marketing and General Manager of Netscape Netcenter. From April 1994 to October 1994, Mr. Homer was a consultant. From August 1993 to April 1994, Mr. Homer served as Vice President, Engineering at EO Corporation, a hand-held computer manufacturer, and from July 1991 to July 1993, Mr. Homer was Vice President, Marketing of Go Corporation, a pen-based software company. From 1982 to 1991, Mr. Homer held various technical and marketing positions at Apple Computer, Inc., a computer company. Mr. Homer holds a B.S. in finance from the University of California at Berkeley. Mr. Homer also serves on the board of directors of palmOne, Inc.

Simon M. Lorne    has served as a director of Opsware since September 2002. Mr. Lorne is currently Vice Chairman and Chief Legal Officer of Millenium Partners L.P., a hedge fund. From 1997 to 2004, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. From 1996 to 1997, Mr. Lorne was a Managing Director of Salomon Brothers, an investment banking firm, where he served as global head of internal audit of that firm and of its parent corporation, Salomon Inc, and as a senior member of the control team. Following the 1997 merger of Salomon Inc into Travelers Group Inc. (and of Salomon Brothers into Salomon Smith Barney), he continued as a Managing Director and as a senior member of the legal department. After the 1998 merger of Travelers Group Inc. with Citicorp to form Citigroup Inc., he organized and coordinated the global compliance function of Citigroup Inc., which embraced the securities, banking and insurance activities of that entity while continuing as a Managing Director of Salomon Smith Barney. From 1993 to 1996 Mr. Lorne served as General Counsel of the United States Securities and Exchange Commission. From 1972 to 1996, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. Mr. Lorne holds an A.B. in economics from Occidental College and a J.D. from the University of Michigan Law School.

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

Michelangelo A. Volpi    has served as a director of Opsware since August 2003. Mr. Volpi currently serves as Senior Vice President, Routing Technology Group, of Cisco Systems, Inc., a network equipment manufacturer. From 1994 to 2001, Mr. Volpi held various positions at Cisco, including Senior Vice President, Chief Strategy Officer, Senior Vice President of Business Development/Global Alliances, Vice President of Business Development, Director of Business Development, and Business Development Manager. Prior to joining Cisco, Mr. Volpi held various management positions at the Hewlett Packard Company’s Optoelectonics Division. Mr. Volpi holds a B.S. in mechanical engineering, an M.S. in manufacturing systems engineering and an M.B.A., all from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons, we believe that during our fiscal year ended January 31, 2004 all the reporting persons complied with the filing requirements.

We have adopted a written code of conduct and ethics that applies to all directors, officers and employees of Opsware, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in accordance with the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics is available on our website at www.opsware.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement under the heading “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our proxy statement under the headings “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our proxy statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 35 of this Annual Report on Form 10-K.

        2.    Financial Statement Schedules.

The following consolidated financial statement schedules of Opsware Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Schedule	Page
II —Valuation and Qualifying Accounts.	76

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        3.    Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

	Exhibit	Incorporated By Reference				Filed Herewith
Exhibit No.		Form	File No.	Filing Date	Exhibit No.
2.1	Asset Purchase Agreement between the Registrant and Electronic Date Systems Corporation, dated June 14, 2002.	DEF14A	000-32377	7-10-02	Annex A

2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2004.	S-4	333-111418	12-19-03	Annex A

2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004.	8-K	000-32377	3-8-04	2.2

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B

3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2

4.1	Option Agreement between the Registrant and Morgan Stanley & Co. Inc., dated June 12, 2002.	S-3	333-91064	6-24-02	4.1

	Exhibit	Incorporated By Reference				Filed Herewith
Exhibit No.		Form	File No.	Filing Date	Exhibit No.
10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1

10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2

10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3

10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4

10.5+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5

10.6	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6

10.7	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.9

10.8+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.	10-K	000-32377	5-1-02	10.11

10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13

10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14

10.11	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002.	S-3	333-91064	6-24-02	10.1

10.12	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1

10.13	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1

23.1	Consent of Ernst &Young LLP, Independent Auditors.					X

24.1	Power of Attorney (See page 75).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

	Exhibit	Incorporated By Reference				Filed Herewith
Exhibit No.		Form	File No.	Filing Date	Exhibit No.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

+	Management contract, compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

(b) Reports on Form 8-K.

On December 4, 2003, we filed a report on Form 8-K announcing that we entered into a definitive agreement and plan of reorganization with Tangram pursuant to which we agreed to purchase and acquire Tangram in exchange for the issuance of $10,000,000 of our common stock (subject to certain adjustments).

On January 7, 2004, we filed a report on Form 8-K announcing that Benjamin Horowitz, John O’Farrell, Jordan Breslow and Timothy Howes adopted stock trading plans for trading in our stock in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934.

On January 28, 2004, we filed a report on Form 8-K announcing that James T. Dimitriou, our executive vice president of sales and services, would be leaving the Company for personal and family reasons to permanently relocate to the Chicago area.

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

Date: April 15, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 15, 2004 in the capacities indicated:

Signature	Title

/S/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SHARLENE P. ABRAMS Sharlene P. Abrams	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MARC L. ANDREESSEN Marc L. Andreessen	Chairman of the Board of Directors

/S/ WILLIAM V. CAMPBELL William V. Campbell	Director

/S/ MIKE J. HOMER Mike J. Homer	Director

/S/ SIMON M. LORNE Simon M. Lorne	Director

/S/ MICHAEL S. OVITZ Michael S. Ovitz	Director

/S/ ANDREW S. RACHLEFF Andrew S. Rachleff	Director

/S/ MICHELANGELO A.VOLPI Michelangelo A. Volpi	Director

OPSWARE INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNT

January 31, 2004

(in thousands)

	Balance at Beginning of Period	Addition Charged to Costs and Expenses	Deductions		Balanced transferred to EDS		Balance at End of Period
Year ended January 31, 2002
Deducted from asset account:
Allowance for doubtful accounts	$851	$395	$331	(1)	$—		$915

Year ended January 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$915	$63	$125	(1)	$785	(2)	$68

Year ended January 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$68	$(7)	$8	(1)	$—		$53

(1)	Represents specific customer accounts written off.
(2)	Represents balance transferred to EDS as part of the sale of the Managed Services Business, see Note 7.

Exhibit Index

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Date Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A
2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2004	S-4	333-111418	12-19-03	Annex A
2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004	8-K	000-32377	3-8-04	2.2
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B
4.1	Option Agreement between the Registrant and Morgan Stanley & Co. Inc., dated June 12, 2002	S-3	333-91064	6-24-02	4.1
10.1+	Registrant’s 1999 Stock Plan	S-1/A	333-46606	3-2-01	10.1
10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2
10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3
10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4
10.5+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5
10.6	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6
10.7	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.9
10.8+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.	10-K	000-32377	5-1-02	10.11
10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14
10.11	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1
10.12	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1
10.13	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1
23.1	Consent of Ernst &Young LLP, Independent Auditors.					X
24.1	Power of Attorney (See page 75)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

+	Management contract, compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.