Form 10-Q
period 2004-04-30
OPSWARE INC
filed 2004-06-09
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

There were 83,591,971 shares of the registrant’s Common Stock, par value $0.001, outstanding on May 31, 2004.

i

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, financial results, operating results, revenue generated from the sale of our Opsware System software, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectations regarding ongoing development of our Opsware System software and other technical capabilities, formation of strategic partnerships, and potential expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Risk Factors” in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we will not necessarily update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q whether as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the interim periods presented.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2004	January 31, 2004
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$57,908	$55,205
Accounts receivable, net	3,827	1,687
Prepaid expenses and other current assets	3,504	3,216

Total current assets	65,239	60,108
Property and equipment, net	3,621	3,777
Restricted cash	2,911	2,911
Prepaid rent	2,803	3,001
Other assets	740	1,010
Intangible assets, net	5,137	—
Goodwill	3,575	—

Total assets	$84,026	$70,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967	$330
Accrued data center facilities costs	2,570	6,850
Other accrued liabilities	3,392	3,594
Advances from customers	3,989	4,235
Deferred revenue, current portion	9,409	4,716
Accrued restructuring costs, current portion	514	478
Capital lease obligations	12	23

Total current liabilities	20,853	20,226

Deferred revenue, net of current portion	702	1,202
Accrued restructuring costs, net of current portion	2,026	2,154
Stockholders’ equity:
Common stock	83	82
Additional paid-in capital	520,037	509,202
Notes receivable from stockholders	(127)	(328)
Deferred stock compensation	(293)	(462)
Accumulated deficit	(459,256)	(461,273)
Accumulated other comprehensive income	1	4

Total stockholders’ equity	60,445	47,225

Total liabilities and stockholders’ equity	$84,026	$70,807

(A)	The balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,
	2004	2003
Net revenue:
License revenue	$5,428	$1,833
Services revenue	1,910	708

Net revenue	7,338	2,541

Cost and expenses:
Cost of license revenue	46	4
Cost of services revenue*	1,667	939
Amortization of developed technology	138	—
Research and development*	2,587	2,184
Sales and marketing*	3,068	2,009
General and administrative*	1,395	2,149
In-process research and development charges	610	—
Restructuring costs (recoveries), net	(150)	846
Amortization of other acquisition related intangibles	122	—
Amortization (reversal) of deferred stock compensation	(122)	58

Total cost and expenses	9,361	8,189

Loss from operations	(2,023)	(5,648)
Gain on sale of assets and liabilities from Managed Services Business	4,280	66
Interest and other income net	133	1,725

Income (loss) before income taxes	2,390	(3,857)
Provision for income taxes	373	14

Net income (loss)	$2,017	$(3,871)

Basic net income (loss) per share	$0.02	$(0.05)

Diluted net income (loss) per share	$0.02	$(0.05)

Shares used in computing basic net income (loss) per share	82,051	74,308

Shares used in computing diluted net income (loss) per share	89,542	74,308

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$(175)	$55
Research and development	32	105
Sales and marketing	1	57
General and administrative	20	(159)

Total amortization (reversal) of deferred stock compensation	$(122)	$58

(1)	Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering, in a separate line item more accurately reflects the results of our individual operating categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2004	2003
Operating activities:
Net income (loss)	$2,017	$(3,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	593	761
Amortization of intangibles	260	—
Non-cash charges (benefit) related to equity transactions	(248)	21
Amortization (reversal) of deferred stock compensation	(122)	58
Recovery on disposal of property and equipment	(6)	(140)
In-process research and development charges	610	—
Changes in operating assets and liabilities:
Accounts receivable, net	(453)	(3,012)
Prepaid expenses, other current assets and other assets	(278)	(658)
Prepaid rent	198	—
Accounts payable	314	(29)
Accrued data center facilities costs	(4,280)	—
Other accrued liabilities	(996)	(1,074)
Advances from customers	(246)	(1,298)
Deferred revenue	3,828	3,076
Accrued restructuring costs	(92)	502

Net cash provided by (used in) operating activities	1,099	(5,664)
Investing activities:
Purchases of property and equipment	(367)	(158)
Proceeds from sale of assets	6	—
Direct acquisition costs paid	(551)	—
Acquisition of Tangram, net of cash acquired	954	—

Net cash provided by (used in) investing activities	42	(158)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,385	565
Principal payments on capital lease obligations	(11)	(11)
Proceeds from repayment of notes receivable	188	39

Net cash provided by financing activities	1,562	593

Net increase (decrease) in cash and cash equivalents	2,703	(5,229)
Cash and cash equivalents at beginning of period	55,205	63,162

Cash and cash equivalents at end of period	$57,908	$57,933

Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$5	$99
Cancellation of stockholder notes receivables for terminated employees related to unvested awards	$13	$13
Common stock issued in connection with the acquisition of Tangram	$10,000	$—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware,” or “the Company,”), was incorporated as VCellar, Inc. on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company refers to this business as its Managed Services Business. On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (EDS). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the sale of the Managed Services Business was not considered a discontinued operation.

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

On February 20, 2004, the Company acquired Tangram Enterprise Solutions, Inc. (“Tangram”), a software and service provider based in North Carolina, in order to, among other things, extend its product offering and technology capabilities.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such principles, rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments and restructuring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended January 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2004. The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three-month period ended April 30, 2004 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation, consisting of services revenue, cost of services revenue, gain on sale of assets and liabilities from Managed Service Business and provision for income taxes contained in the condensed consolidated statements of operations for the three month period ended April 30, 2003. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The SEC has described the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, impairment of long-lived assets and intangible assets, goodwill, restructuring costs and accruals and contingencies.

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

For the three-month period ended April 30, 2004, EDS and Northrop Grumman accounted for 65% and 15% of the Company’s net revenue, respectively. For the three-month period ended April 30, 2003, EDS accounted for 94% of the Company’s net revenue. As of April 30, 2004, EDS and Northrop Grumman accounted for 44% and 13% of the Company’s accounts receivable balance, respectively.

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

The Company generates revenue from the sale of its software licenses and services related to the Software Business, including that from maintenance and support agreements and professional service agreements.

License revenue from enterprise software is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Until the Company establishes vendor specific objective evidence (“VSOE”) of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once the Company establishes VSOE of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once VSOE of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. See Note 4, “Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

In the case of pre-packaged software, for which the Company has established VSOE of fair value for maintenance, the Company recognizes license revenue, provided that all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) the software product has been delivered to the customer and there are no uncertainties surrounding product acceptance, (3) fees are fixed or determinable, and (4) collectibility is probable. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. The Company establishes VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based upon the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. Currently, when services (excluding maintenance and support services) are considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed, as the Company does not have VSOE of fair value for maintenance. If the Company establishes VSOE of fair value for maintenance and (1) services are considered essential or (2) the arrangement involves customization or modification of the Company’s software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services (excluding maintenance and support) revenue under the arrangement would be recognized under the percentage of completion method of accounting based upon input measures of costs. If such estimates are not available, the completed contract method would be utilized.

When an arrangement includes contractual milestones, the Company recognizes revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

In the case of pre-packaged software for which the Company has established VSOE of fair value for maintenance, the Company recognizes revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year and once collectibliity is assured. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

VSOE of fair value of professional services is based upon hourly or daily rates. The Company enters into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly or daily rates associated with these contracts are used to assess the VSOE of fair value of professional services in multi-element arrangements.

The Company recognizes revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”) upon satisfaction of all revenue recognition criteria unless it is aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with sales to resellers, there is no right of return or price protection.

To date, the vast majority of the Company’s revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because the Company has not established VSOE of fair value of its maintenance.

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

Impairment of Long-Lived Assets and Intangible Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. According to its accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations are less than the carrying value of its long-lived assets, the Company compares the estimated discounted future net cash flows to be generated from its operations to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated discounted future net cash flows. The new carrying value is then depreciated over the remaining estimated useful lives of the assets.

As part of the purchase of Tangram, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology. The Company will amortize these intangible assets on a straight-line basis over an average estimated life of four years.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. The assessment of impairment is made by comparing the fair value of the reporting unit to its book value. To the extent that an impairment is indicated (fair value is less than book value), the Company must perform a second test to measure the amount of the impairment. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made.

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

Accruals and Contingencies

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on its results of operations and financial position.

In addition, the Company has retained liabilities related to its Managed Services Business. These liabilities could result in a material difference from the current estimates, and could result in additional expenses or the recovery of amounts previously recorded. See Note 9, “Legal Proceedings” for a description of the Company’s material legal proceedings.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” (“SFAS 86”) requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the accompanying statements of operations. As a result, research and development expenditures are not reflected in the accompanying balance sheets of the Company.

Comprehensive Income (Loss)

For the three-months ended April 30, 2004, net income and comprehensive net income were both $2.0 million, For the three-months ended April 30, 2003, net loss and comprehensive net loss were $(3.9) million and $(4.2) million, respectively. The difference between net loss and the comprehensive net loss in the three-months ended April 30, 2003 related to foreign currency translation and unrealized gains on investments.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

	Three Months Ended April 30,
	2004	2003
	(in thousands, except per share amounts)
As reported net income (loss)	$2,017	$(3,871)

Stock-based compensation included in reported net income (loss)	(367)	448

Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,122)	(1,823)

Pro forma net loss	$(472)	$(5,246)

Earnings (loss) per share:

As reported net income (loss) per share—basic and diluted	$0.02	$(0.05)

Pro forma net income (loss) per share—basic and diluted	$(0.01)	$(0.07)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock awards are measured over a four year life and the fair value of employee stock purchase plans are measured over a two year life. The fair value of purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards		Employee Stock Purchase Plan
	Three Months Ended April 30,		Three Months Ended April 30,
	2004	2003	2004	2003
Risk-free interest yield	3.9%	2.6%	2.3%	1.6%

Expected life (years)	4.0	4.0	2.0	2.0

Volatility	68%	106%	89%	122%

Dividend yield	0%	0%	0%	0%

The weighted average grant date fair value per share was $4.42 and $1.46, and $1.44 and $0.94, for stock options and stock purchase rights granted in the three-month periods ended April 30, 2004 and April 30, 2003, respectively.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. As amended by FASB Staff Position No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created or acquired before February 1, 2003 at the end of the first interim or annual period ending after March 31, 2004. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has adopted FIN 46 as of January 31, 2004. The Company does not currently have any interest in variable interest entities and, accordingly, the adoption of FIN 46 did not have any impact on the Company’s financial position, results of operations or cash flows.

2. Acquisition of Tangram

On February 20, 2004, the Company completed its acquisition of Tangram. The Company acquired Tangram to extend the Company’s product offerings and technology capabilities, expand its customer base and increase research and development opportunities. The purchase price was approximately $11.5 million, consisting of $10.0 million of Opsware common stock and approximately $1.5 million of direct acquisition costs. The transaction was accounted for using the purchase method. The Company issued approximately 1.1 million shares of common stock with a fair value of $10.0 million in exchange for all of the outstanding stock and the extinguishment of certain indebtedness of Tangram. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the five consecutive trading days ending on the trading day prior to the close of the acquisition, which was $8.92 per share.

The results of operations of Tangram were included in the Company’s consolidated financial statements in the three-month period ending April 30, 2004 from the effective date of the acquisition, February 20, 2004.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company.

A summary of the total purchase price is as follows (in thousands):

Common stock	$10,000
Direct costs of the acquisition	1,521

Total purchase price	$11,521

The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$954
Accounts receivable, net	1,687
Property and equipment, net	70
Other assets	708
Amortizable intangible assets:
Customer Relationships	2,535
Developed Technology	2,862
In-Process Research and Development	610
Goodwill	3,575
Accounts payable	(323)
Other accrued liabilities	(792)
Deferred revenue	(365)

Total purchase price	$11,521

Goodwill

Of the total purchase price, approximately $3.6 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes. In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment annually or when a change in facts and circumstances indicate that the fair value of the underlying asset may be below its carrying amount.

Purchased identified intangible assets

Of the total purchase price, approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company will amortize these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $260,000 and $0 for the three-months ended April 30, 2004 and April 30, 2003, respectively. Other intangible assets subject to amortization were as follows (in thousands):

	Three Months Ended April 30,
	2004	2003
Customer relationships	$2,535	$—
Developed technology	2,862	—

Gross intangible assets	5,397	—
Less accumulated amortization	(260)	—

Identified intangible assets, net	$5,137	$—

The aggregate estimated annual intangible amortization expense through January 31, 2008 is as follows (in thousands):

Amortization
2005	$1,272
2006	1,349
2007	1,349
2008	1,349
2009	78

$5,397

In-process research and development

Of the total purchase price, $610,000 was allocated to in-process research and development (IPR&D). Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $610,000 for IPR&D has been expensed in the Company’s operating results for the period ending April 30, 2004.

Deferred revenue

Of the total purchase price, $365,000 was allocated to deferred revenue. Deferred revenue primarily represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Tangram acquisition.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Tangram as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for the three-month period ended April 30, 2004, was derived from the Company’s unaudited statement of operations for the three-month period ended April 30, 2004, which includes Tangram financial data after February 20, 2004, and Tangram’s internal statement of operations for the period of February 1, 2004 to February 19, 2004. The unaudited pro forma financial information for the three-month period ended April 30, 2003 was derived from the Company’s unaudited statement of operations for the three-month period ended April 30, 2003 and Tangram’s unaudited statement of operations for the three-month period ended March 30, 2003. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Tangram as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended April 30,
	2004	2003
Revenue	$7,944	$4,804

Net income (loss)	$781	$(4,325)
Basic and diluted net income (loss) per share	$0.01	$(0.06)

3. Restructuring Costs

In May 2001, while operating the Managed Services Business, the Company announced a restructuring program to improve utilization of its existing technology and infrastructure. This restructuring program included a worldwide workforce reduction of 122 employees, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment. As a result of the restructuring program, the Company recorded restructuring costs of $30.2 million classified as operating expenses in the three-month period ended July 31, 2001. Included in the $30.2 million was a non-cash charge of $2.9 million related to accelerating the vesting of options for certain employees. The Company recorded a recovery of $0.6 million through the sale of assets and liabilities related to the Managed Services Business, during the fiscal year ended January 31, 2003. In October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California, a portion of which was included in the May 2001 restructuring program and the remaining portion of which was included in the August 2002 restructuring program, which is described below. Pursuant to the agreement, in November 2003, the Company paid the remaining rent amount of $4.7 million in one lump sum rather than on a continuing monthly basis over the term of the lease. As of January 31, 2004, the Company had made all cash payments related to the May 2001 restructuring program.

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activity,” (“SFAS 146”). The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002. In accordance with SFAS 146, the Company recorded an additional charge to the restructuring costs of $987,000 in the quarter ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in the estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of $141,000 during the three-months ended April 30, 2003.

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, the Company reduced its lease commitments going forward by renegotiating its lease payments and paying the lessor of its corporate headquarters approximately $7.4 million. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 in fiscal 2003 resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge. For the quarter ended April 30, 2004, a recovery of approximately $92,000 was recorded resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized to operating expense through May 2010, the end of the lease term.

In October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California. This resulted in an additional restructuring charge of approximately $414,000 in the quarter ended October 31, 2003, which represents the difference between the present value of the remaining payments at the time of the original restructuring charge and the present value at the time of payment.

In addition, the Company recorded a recovery for excess facilities of approximately $150,000 during the quarter ended April 30, 2004. The recovery was due to sublease payments received. The sublease payments were not included in the calculation of the restructuring charge due to the uncertainty of the financial condition of the subtenant.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$12.1	$1.2	$13.3

Non-cash Charges	—	(1.2)	(1.2)

Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0

Non-cash Charges	—	0.1	0.1

Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	2.6	—	2.6

Adjustments	(0.1)	—	(0.1)

Non-cash Charges	—	—	—

Cash Payments	—	—	—

Balance at April 30, 2004	$2.5	$—	$2.5

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

4. Transactions with EDS

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

In addition to the amounts above, the Company also transferred to EDS the liabilities of the Managed Services Business incurred subsequent to August 15, 2002. The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business was not considered a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company has accounted for the sale of assets and liabilities related to the Managed Services Business as a gain in its statement of operations.

As part of the purchase price, the Company granted EDS a license to use its Opsware System software to service those customers that were transferred to EDS, and agreed to provide certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS, all of which has been recognized as of the fiscal year-ended January 31, 2004. The Company retained title to all of its proprietary Opsware System software.

At the time that it entered into the asset purchase agreement, the Company also entered into a separate license and maintenance agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS has certain rights to use the Company’s Opsware software. Under the Opsware license and maintenance agreement, EDS is paying the Company a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay the Company was subject to the Company’s development of specified features and functions, which the Company delivered to EDS and for which the Company received acceptance from EDS during the three-month period ended April 30, 2003.

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement with EDS (based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. The license and maintenance agreement contains extended payment terms and the Company has not established vendor specific objective evidence of fair value of maintenance, therefore the Company is recognizing the license fees from EDS when the monthly minimum commitment is due, as the Company has delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license and maintenance fee to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS will be equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the Opsware license agreement, EDS is required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial three-year term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until completion of the initial three-year term. The Company began recognizing the fees from EDS as license revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003.

At the end of the initial three-year license term, EDS is required to either (1) pay annual license fees at the higher of the then current rate of usage, based on the defined license fee per device or the contractual minimum in order to renew the license or (2) if not renewed, EDS must discontinue all use of the technology. The license and maintenance agreement expires after year five (the initial term plus two one-year renewal periods) and any additional use of the software by EDS would require a new license agreement.

5. Stock-Based Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized over the three-year vesting period of the stock award. The Company recognized approximately $85,000 of stock compensation expense using the graded vesting method in the three-month period ended April 30, 2004 with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized ($330,000) and $100,000 of stock compensation expense (recovery) with respect to this option during the three-month periods ended April 30, 2004 and 2003, respectively.

During the three-months ended April 30, 2003, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the options resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of grant and the intrinsic value at the date of termination (modification date). The Company recognized approximately $290,000 of stock compensation expense with respect to these modifications during the three-month period ended April 30, 2003.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Stock-based compensation expense (recovery) of ($122,000) and $58,000 was recognized using the graded vesting method for the three-month periods ended April 30, 2004 and 2003, respectively. The Company reversed approximately $200,000 and $511,000 from stock compensation expense related to employees that were terminated during the three-month periods ended April 30, 2004 and 2003, respectively. The reversals were related to previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been taken under the straight-line vesting method was required to be reversed upon termination of these employees. In addition, the Company recorded $78,000 and $569,000 in amortization expense during the three-month periods ended April 30, 2004 and 2003, respectively. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting and expense in earlier years than the straight-line method. In addition, the Company reversed approximately $5,000 and $99,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the three-month periods ended April 30, 2004 and 2003, respectively.

6. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the periods ended April 30, 2004 and 2003, the Company had only one operating segment focusing on the Software Business. The Company is organized geographically between the United States, Europe and Asia. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance are assessed.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended April 30,
	2004	2003
	(unaudited)
Revenue generated in the United States (1)	$6,724	$2,541

Revenue generated in Europe	139	—

Revenue generated in Asia	475	—

Revenue as reported	$7,338	$2,541

(1)	For the three-month period ended April 30, 2004, EDS and Northrop Grumman accounted for 65% and 15% of the Company’s net revenue, respectively. For the three-month period ended April 30, 2003, EDS accounted for 94% of the Company’s net revenue.

All net long-lived assets and total assets are located primarily in the United States.

7. Settlements

During the three-month period ended April 30, 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the three-month period ended April 30, 2003.

8. Net Income (Loss) Per Share

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

	Three Months Ended April 30,
	2004	2003
Numerator:
Consolidated net income (loss)	$2,017	$(3,871)

Denominator:

Weighted average common shares outstanding	82,823	78,738
Less weighted average shares subject to repurchase	(772)	(4,430)

Shares used in basic consolidated net income (loss) per share	82,051	74,308

Diluted impact of employee stock plans	7,491	—

Shares used in diluted consolidated net income (loss) per share	89,542	74,308

Basic consolidated net income (loss) per share	$0.02	$(0.05)

Diluted consolidated net income (loss) per share	$0.02	$(0.05)

For the three-month period ended April 30, 2004, the Company excluded 5.4 million shares of common stock, which consisted of shares of common stock subject to repurchase and stock options from the calculation of historical diluted consolidated net income per common share, as the exercise price of the stock options associated with these shares was greater than the Company’s average stock price as of April 30, 2004 and the effect would have been antidilutive.

For the three-month period ended April 30, 2003, the Company excluded 15.8 million shares off common stock, which consisted of all shares of common stock subject to repurchase and stock options from the calculation of historical diluted consolidated net loss per common share, or, because all such securities are antidilutive for the period.

9. Legal Proceedings

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. In connection with the settlement, the Company agreed to pay $2.0 million to Qwest and to transfer ownership of certain items of equipment to Qwest, with an aggregate value of approximately $200,000. In addition, the Company and Qwest reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Service Business in the condensed consolidated statements of operations for the period ended April 30, 2004.

As of the date of filing of this Quarterly Report, the Company was not involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

10. Warranties and Indemnifications

Under the asset purchase agreement with EDS, the Company has retained various liabilities relating to the Managed Services Business and has agreed to indemnify EDS for periods generally ranging from twelve to eighteen months following August 15, 2002 (the closing date of the transaction) up to a maximum of $27.0 million, for any breach of its representations and warranties contained in the asset purchase agreement and for other matters, including certain liabilities retained by it under that agreement, subject to limitations. To date, EDS has not made a claim for indemnification, and as of February 15, 2004 the indemnification period expired.

The Company has entered into certain real estate leases that require it to indemnify property owners against certain environmental claims. However, the Company only engages in the development, marketing and distribution of software, and has never been subject to any environmental related claim. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded an accrual with respect to potential environmental claims. The Company is also responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded an accrual.

11. Income Taxes

The Company has incurred losses from operations for both periods presented. For the three-month period ended April 30, 2004, the Company has recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of its customers.

12. Subsequent Event

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. In connection with the settlement, the Company agreed to pay $2.0 million to Qwest and to transfer ownership of certain items of equipment to Qwest, with an aggregate value of approximately $200,000. In addition, the Company and Qwest reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Service Business in the condensed consolidated statements of operations for the period ended April 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the interim periods presented.

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

In the Software Business, we derive a significant portion of our revenue from sales of software licenses. For the quarter ended April 30, 2004, 65% of our revenue came from our license and maintenance agreement with EDS. We sell our products principally through our direct sales force and intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services. Our revenue from these services have been insignificant to date because fiscal 2004 was our first full year in the Software Business.

In February 2004, we completed our acquisition of all of the issued and outstanding capital stock of Tangram. The purchase price of the acquisition was $11.5 million, consisting of $10.0 million of our common stock, or approximately 1.1 million shares, and approximately $1.5 million of direct acquisition costs. See Note 2, “Acquisition of Tangram” in the notes to the condensed consolidated financial statements.

In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we agreed to pay $2.0 million to Qwest and to transfer ownership of certain items of equipment to Qwest, with an aggregate value of approximately $200,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Service Business in the condensed consolidated statements of operations for the period ended April 30, 2004.

Results of Operations

Net revenue

Major Customers. For the three-months ended April 30, 2004 and 2003, the following customers accounted for over 10% of our license, services and net revenue:

	License Revenue	Services Revenue	Net Revenue
Three Months Ended April 30, 2004
EDS	69%	52%	65%
Northrop Grumman	14%	19%	15%

Three Months Ended April 30, 2003
EDS	100%	77%	94%

We expect that a majority of our license and service revenue in the next fiscal year will be attributable to the license and maintenance agreement with EDS.

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased to $5.4 million during the three-month period ended April 30, 2004 from $1.8 million during the three-month period ended April 30, 2003 as our customer base and deployments increased and as revenue from EDS increased. We expect license revenue to increase in the next fiscal quarter as we increase our customer base and deployments.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased to $1.9 million during the three-month period ended April 30, 2004 from $0.7 million during the three-month period ended April 30, 2003, primarily due to increased maintenance revenue recognized, as our customer base increased and as revenue from EDS increased. We expect services revenue to increase in the next fiscal quarter.

Costs and Expenses

Cost of license revenue. Cost of license revenue consists primarily of royalties related to third-party technologies included in our software. Cost of license revenue increased in both absolute dollars and as a percentage of license revenue, to $46,000 or 1% of license revenue, during the three-month period ended April 30, 2004, from $4,000, or less than 1% of license revenue, during the three-month period ended April 30, 2003. The increase in comparison to the prior period was primarily due to the increase in our customer base and deployments. We expect that our cost of license revenue will increase in absolute dollars and remain relatively constant as a percentage of license revenue in the next fiscal quarter.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for consulting services, facility costs and travel expenses. Cost of services revenue increased in absolute dollars and decreased as a percentage of services revenue, to $1.7 million, or 87% of services revenue, during the three-month period ended April 30, 2004 from $0.9 million, or 133% of services revenue, during the three-month period ended April 30, 2003. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 13 to 34, which reflects the effect of the Tangram acquisition, and increased consulting fees as a result of the increase in our customer base, while the decrease as a percentage of services revenue was primarily due to a greater increase in revenue than costs reported during the three-month period ended April 30, 2004. We expect that our cost of services revenue will increase in absolute dollars in the next fiscal quarter.

Amortization of developed technology. As a result of the acquisition of Tangram, we began amortizing purchased developed technology through cost of sales beginning in the three-month period ended April 30, 2004. The value assigned to developed technology was approximately $2.9 million, which will be amortized on a straight-line basis over a four-year life at a rate of approximately $179,000 per quarter.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and amortization of purchased equipment and software. Research and development expenses increased in absolute dollars and decreased as a percentage of net revenue, to $2.6 million, or 35% of net revenue, during the three-month period ended April 30, 2004 from $2.2 million, or 86% of net revenue, during the three-month period ended April 30, 2003. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 45 to 64, which reflects the effect of the Tangram acquisition, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported during the three-month period ended April 30, 2004. We expect that our research and development expenses will increase in absolute dollars in the next fiscal quarter.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, non-cash compensation charges for a stock award, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs. Sales and marketing expenses increased in absolute dollars and decreased as a percentage of net revenue, to $3.1 million, or 42% of net revenue, during the three-month period ended April 30, 2004 from $2.0 million, or 79% of net revenue, during the three-month period ended April 30, 2003. The increase in absolute dollars was primarily due to increased product marketing and promotional activities, increased commissions due to increased sales and non-cash compensation charges for a stock award of $85,000, as well as an increase in headcount from 26 to 32, which reflects the effect of the Tangram acquisition, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported in the three-month period ended April 30, 2004. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal quarter.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and non-cash compensation charges (recovery) for the cancellation and modification of stock option awards. General and administrative expenses decreased in both absolute dollars and as a percentage of net revenue, to $1.4 million, or 19% of net revenue, during the three-month period ended April 30, 2004 from $2.1 million, or 85% of net revenue, during the three-month period ended April 30, 2003. The decrease in absolute dollars and as a percentage of net revenue was primarily due to non-cash compensation charges (recovery) related to the cancellation and modification of stock option awards of ($330,000) and $390,000 during the three-month periods ended April 30, 2004 and April 30, 2003, respectively. In addition, headcount increased from 20 to 29, and reflects the effect of the Tangram acquisition. We expect that our general and administrative expenses will remain relatively constant in absolute dollars in the next fiscal quarter, excluding the effect of any non-cash compensation charges in connection with the cancellation or modification of stock option awards the amount of which cannot be determined until the last day of the quarter.

Purchased in-process research and development. In-process research and development was $610,000. This charge resulted from the write-off of in-process research and development costs in connection with the acquisition of Tangram.

Restructuring costs. In fiscal 2003, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS and recorded restructuring costs of $13.3 million in the three-month period ended October 31, 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of our ability to sublease excess facilities based on known prevailing real estate market conditions at that time. During the three-month period ended April 30, 2004, we recorded a recovery for sublease payments received of approximately $150,000. During the three-month period ended April 30, 2003, we recorded an adjustment to the restructuring charge of $987,000 as a result of a change in our estimates due to a decrease in management’s estimate of sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of $141,000 during the three-month period ended April 30, 2003. See Note 3, “Restructuring Costs,” in the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a further discussion of these restructuring charges.

Stock-based compensation. Stock-based compensation expense (recovery) was approximately ($122,000) in the three-month period ended April 30, 2004 compared to $58,000 in the three-month period ended April 30, 2003. The decrease in the three-month period ended April 30, 2004 from the three-month period ended April 30, 2003 was partially due to the reversal of stock-based compensation expense related to the termination of employees which reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $200,000 and $511,000 in the three-month periods ended April 30, 2004 and April 30, 2003, respectively in connection with these terminations. In addition, amortization of stock-based compensation decreased each quarter as a result of our use of the graded vesting method, which results in greater compensation expense being recognized in earlier years. We recorded $78,000 and $569,000 in amortization expense in the three-month periods ended April 30, 2004 and April 30, 2003, respectively. The remaining deferred stock-based compensation as of April 30, 2004 was approximately $293,000. When we grant stock options to employees and directors at fair market value in accordance with the Statement of Financial Accounting Standards No. 123 we do not record compensation expense. See Note 1 to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and Accounting Principles Board Opinion No. 25.

Amortization of other acquisition related intangibles. Amortization of other acquisition related intangibles includes approximately two months of amortization of customer relationships intangibles acquired in connection with the acquisition of Tangram. The value assigned to Tangram customer relationships was $2.5 million, which will be amortized on a straight-line basis over a four-year life at a rate of approximately $158,000 per quarter.

Gain on sale of assets and liabilities from Managed Service Business. In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we agreed to pay $2.0 million to Qwest and to transfer ownership of certain items of equipment to Qwest, with an aggregate value of approximately $200,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Service Business in the condensed consolidated statements of operations for the period ended April 30, 2004.

Interest and other income, net. Interest and other income (expense), net, decreased to a benefit of $133,000 in the three-month period ended April 30, 2004 from a benefit of $1.7 million in the three-month period ended April 30, 2003. The decrease in the three-month period ended April 30, 2004 was primarily due to proceeds received in the prior year period from a settlement with a former Managed Services Business customer of approximately $2.4 million, offset by our obligation to EDS for certain items of equipment retained by us pursuant to our asset purchase agreement with EDS.

Provision for income taxes. We have incurred losses from operations for both periods presented. We have recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of April 30, 2004, we had approximately $57.9 million in cash and cash equivalents. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash provided by operating activities was $1.1 million for the three-month period ended April 30, 2004. Net cash used in operating activities was $5.7 million for the three-month period ended April 30, 2003. Net cash provided by operating activities for the three-month period ended April 30, 2004 was primarily the result of net income, depreciation and amortization, a write off of in-process research and development, an increase in deferred revenue and an increase in accounts payable, partially offset by an increase in accounts receivable, and an increase in prepaid expenses and other current assets, a decrease in accrued data center facilities costs, a decrease in other accrued liabilities, a decrease in advances from customers, and charges related to equity transactions. Net cash used in operating activities for the three-month period ended April 30, 2003 was primarily the result of a net loss, the increase in accounts receivable, and the decrease in accrued liabilities and advances from customers, partially offset by depreciation and amortization and the increase in deferred revenue.

Net cash provided by investing activities was approximately $42,000 for the three-month period ended April 30, 2004. Net cash used in investing activities was approximately $158,000 for the three-month period ended April 30, 2003. Net cash provided by investing activities for the three-month period ended April 30, 2004 consisted of net cash acquired from the acquisition of Tangram, partially offset by an increase in direct acquisition costs paid related to the acquisition of Tangram and purchases of capital equipment. Net cash used in investing activities for the three-month period ended April 30, 2003 consisted of investments in capital equipment.

Net cash provided by financing activities was $1.6 million for the three-month period ended April 30, 2004. Net cash provided by financing activities was $593,000 for the three-month period ended April 30, 2003. Net cash provided by financing activities for both the three-month period ended April 30, 2004 and 2003 was primarily attributable to proceeds from the exercise of stock options and the payments received from stockholder notes receivables.

As of April 30, 2004, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at April 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Capital Leases	$12	$12	$—	$—	$—
Operating leases, net of subleases	11,390	1,728	3,645	3,853	2,164

Total	$11,402	$1,740	$3,645	$3,853	$2,164

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may restructure existing obligations or seek additional capital through public and private equity, equipment lease facilities, bank financings or arrangements with strategic partners. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.

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

Revenue Recognition. We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”), Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition,’” (“SOP 98-4”) SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” (“SOP 98-9”) and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has the right of return.

We generate revenue from the sale of our software licenses and services related to the Software Business, including that from maintenance and support agreements and professional service agreements.

License revenue from enterprise software is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Until we establish vendor specific objective evidence of fair value (“VSOE”) for maintenance, the license, maintenance and professional services revenue is recognized ratably over the maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once we establish VSOE of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once VSOE of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. We believe we have sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement with EDS (based on renewal rates). We further believe that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. Accordingly, we began recognizing the fees from EDS as revenue over the initial term of the license, beginning in the three-month period ended April 30, 2003. See Note 4, “Transactions with EDS,” for further discussion of the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS.

In the case of pre-packaged software for which we have established VSOE of fair value for maintenance, we recognize license revenue, provided that all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) the software product has been delivered to the customer and there are no uncertainties surrounding product acceptance, (3) fees are fixed or determinable, and (4) collectibility is probable. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based on the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. Currently, when services (excluding maintenance and support services), are considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed, as we do not have VSOE of fair value for maintenance. If we establish VSOE of fair value for maintenance and (1) services are considered essential or (2) the arrangement involves customization or modification of our software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services (excluding maintenance and support) revenue under the arrangement would be recognized under the percentage of completion method of accounting based upon input measures of costs. If such estimates are not available, the completed contract method would be utilized.

When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

In the case of pre-packaged software for which we have established VSOE of fair value for maintenance, we recognize revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year and once collectibliity is assured. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

VSOE of fair value of professional services is based upon hourly or daily rates. We enter into stand-alone contracts for professional services and these contracts provide for payment upon a time and materials basis. The hourly or daily rates associated with these contracts are used to assess the VSOE of fair value of professional services in multi-element arrangements.

We recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively “resellers”) upon satisfaction of all revenue recognition criteria unless we are aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with sales to resellers, there is no right of return or price protection.

To date, the vast majority of our revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established VSOE of fair value of our maintenance. Given our limited experience operating our Software Business, we cannot predict what the mix of our revenue will be in fiscal 2005.

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

Impairment of Long-Lived Assets and Intangible Assets. We continually review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations are less than the carrying value of its long-lived assets, we compare the estimated discounted future net cash flows to be generated from its operations to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated discounted future net cash flows. The new carrying value is then depreciated over the remaining estimated useful lives of the assets.

As part of the purchase of Tangram, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology. We will amortize the intangible assets on a straight-line basis over an average estimated life of four years.

Goodwill. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. The assessment of impairment is made by comparing the fair value of the reporting unit to its book value. To the extent that an impairment is indicated (fair value is less than book value), we must perform a second test to measure the amount of the impairment. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance.

The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates. In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made.

Restructuring Costs. During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to terminated employees and lease payments related to property vacated as a result of our facilities consolidation, net of estimated sublease income. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts, and result in additional expenses or the recovery of amounts previously recorded.

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

See Note 9, “Legal Proceedings” to the condensed consolidated financial statements for a description of our material legal proceedings.

Risk Factors

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. Concurrently with the execution of the asset purchase agreement with EDS, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. For the three-month period ended April 30, 2004, EDS accounted for 65% of our net revenue. As of April 30, 2004, EDS accounted for 44% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. Our license and maintenance agreement with EDS is for an initial term of three years, expiring in August 2005. We cannot assure you that EDS will renew the license beyond the initial term or that if EDS does renew the license, it will do so on the current terms. In addition, we cannot assure you that EDS will achieve the benefits they expect from the Opsware System or that they will be able to deploy our software successfully or in the time frames contemplated by the license agreement. Each of these factors may affect EDS’ willingness to renew the license. If EDS does not renew the license, our business and operating results will be adversely affected and this may negatively impact our reputation and our ability to license our Opsware System software to other customers. In addition to these risks, the occurrence of any of the adverse events discussed elsewhere in these Risk Factors could negatively impact our relationship with EDS and, consequently, our business.

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

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that persuasive evidence of an arrangement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of VSOE of fair value for maintenance. If VSOE of fair value for maintenance is not established, the license, maintenance and professional services revenue is recognized ratably over the maintenance period. To date, the vast majority of our revenue from the sale of enterprise software has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence of fair value for maintenance. Given our limited experience operating our Software Business, we cannot predict what the mix of our revenue will be in the next fiscal quarter.

Sales of our products to enterprises, government agencies and service providers involve lengthy sales and deployment cycles, which may cause our financial results to suffer.

We focus our sales efforts on enterprises, government agencies and service providers. Sales of our products to these entities generally involve a long sales cycle. The length of the average sales cycle could make it more difficult for us to predict revenue and plan expenditures accordingly. The sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, such as:

•	customers’ budgetary constraints and internal acceptance procedures;

•	our lack of customer references due to our limited number of customers and limited experience operating our Software Business;

•	concerns about the introduction or announcement of our or our competitors’ new products; and

•	potential downturns in the IT market and in economic conditions generally.

In addition, the time it takes to demonstrate and deploy our software with these accounts may be longer than a non-enterprise customer given the complexity of their operations, which may delay our ability to recognize revenue from sales to these accounts and may affect customer satisfaction.

As we develop our software products, we may continue to incur significant operating losses, and we may never be profitable.

We may be required to spend significant funds to continue developing our software products, and to expand research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of April 30, 2004, we had an accumulated deficit of $459.3 million. We expect to continue to experience operating losses for the foreseeable future.

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

We believe that our current cash balances, including cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if we need or elect to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. If our licensing revenue does not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may require or elect to secure additional equity or debt financing. If we elect to raise additional capital through means of an equity financing, existing holders of our common stock will suffer dilution. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock. Any debt financing we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities.

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

If we do not develop our direct sales organization, we will have difficulty acquiring customers.

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

The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small, privately-held companies.

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

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Intellectual property litigation or claims could force us to do one or more of the following:

•	engage in costly litigation and pay substantial damages to customers or third parties;

•	stop licensing technologies that incorporate the challenged intellectual property;

•	terminate existing contracts with customers or with channel partners;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

•	redesign our technology and products, if feasible.

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

As we introduce new products or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, loss of customer satisfaction, and delay in market acceptance of our products or customer claims against us, any of which could harm our business.

The data center automation software market is relatively new, and our business will suffer if the market does not develop as we expect.

The market for our products and services is relatively new and may not grow or be sustainable. Potential customers may choose not to purchase automation software from a third-party provider due to concerns about security, reliability, vendor stability and viability, cost or system compatibility. It is possible that our products may never achieve broad market acceptance. In addition, we have not yet sold or deployed our software on the scale that is anticipated in the future. We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the information technology automation software market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

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

We have also joined together with a number of other technology companies in connection with the establishment of the data center mark-up language (“DCML”) standard within the data center environment. We cannot assure you that the DCML standard will become widely accepted or result in any benefits to our business.

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

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products that also contain complex software. If our software does not meet performance requirements, our customer relationships will suffer. Complex software often contains errors and is susceptible to computer viruses. Any failure or poor performance of our software or the third party software with which it is integrated could result in:

•	delayed or diminished market acceptance of our software products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to identify the source of errors or to correct errors;

•	damage to our reputation; and

•	liability claims and loss of future maintenance revenue.

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

As of May 31, 2004, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 37.7% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of May 31, 2004, we had 83,591,971 shares of common stock outstanding. In connection with the completion of our acquisition of Tangram in February 2004, we issued approximately 1.1 million shares of our common stock and registered those shares for resale with the Securities and Exchange Commission. Sales of any of these shares could depress our stock price. In addition, if certain venture capital firms that continue to hold our outstanding stock were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we primarily invest in short-term investments. Due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point increase in interest rates would result in less than a $100,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we agreed to pay $2.0 million to Qwest and to transfer ownership of certain items of equipment to Qwest, with an aggregate value of approximately $200,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Service Business in the condensed consolidated statements of operations for the period ended April 30, 2004.

As of the date of filing of this Quarterly Report, we were not involved in any material legal proceedings. In the future, we may be subject to legal proceedings. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
10.1	James Dimitriou Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

(b) Reports on Form 8-K.

On March 8, 2004, we filed a report on Form 8-K announcing that we completed our acquisition of Tangram on February 20, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC.

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: June 9, 2004

EXHIBIT INDEX

10.1	James Dimitriou Severance Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.