Form 10-Q
period 2004-07-31
OPSWARE INC
filed 2004-09-09
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

There were 84,680,275 shares of the registrant’s Common Stock, par value $0.001, outstanding on August 31, 2004.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, financial results, operating results, revenue generated from the sale of our Opsware System software, including our license and maintenance agreement with EDS and the possibility that EDS may not annually renew this agreement, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectations regarding ongoing development of our Opsware System software and other technical capabilities, formation of strategic partnerships, potential expansion in our direct and indirect sales organizations, and recognition of compensation expense in connection with option grants.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2004	January 31, 2004
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$58,297	$55,205
Accounts receivable, net	3,457	1,687
Prepaid expenses and other current assets	3,756	3,216

Total current assets	65,510	60,108
Property and equipment, net	3,588	3,777
Restricted cash	2,740	2,911
Prepaid rent	2,736	3,001
Other assets	464	1,010
Intangible assets, net	4,800	—
Goodwill	3,617	—

Total assets	$83,455	$70,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$705	$330
Accrued data center facilities costs	330	6,850
Other accrued liabilities	3,605	3,594
Advances from customers	6,051	4,235
Deferred revenue, current portion	9,225	4,716
Accrued restructuring costs, current portion	266	478
Capital lease obligations	—	23

Total current liabilities	20,182	20,226

Deferred revenue, net of current portion	438	1,202
Accrued restructuring costs, net of current portion	1,666	2,154
Stockholders’ equity:
Common stock	84	82
Additional paid-in capital	521,421	509,202
Notes receivable from stockholders	(61)	(328)
Deferred stock compensation	(202)	(462)
Accumulated deficit	(460,069)	(461,273)
Accumulated other comprehensive income (loss)	(4)	4

Total stockholders’ equity	61,169	47,225

Total liabilities and stockholders’ equity	$83,455	$70,807

(A)	The balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months Ended July 31,		Six months Ended July 31,
	2004	2003	2004	2003
Net revenue:
License revenue	$6,432	$3,354	$11,860	$5,187
Services revenue	2,209	911	4,119	1,619

Net revenue	8,641	4,265	15,979	6,806
Cost and expenses:
Cost of license revenue	34	22	80	26
Cost of services revenue*	2,015	1,050	3,682	1,989
Amortization of developed technology	179	—	317	—
Research and development*	3,313	2,313	5,900	4,497
Sales and marketing*	3,323	2,252	6,391	4,261
General and administrative*	1,474	2,515	2,869	4,664
In-process research and development charges	—	—	610	—
Restructuring costs (recoveries), net	(854)	69	(1,004)	915
Amortization of other acquisition related intangibles	158	—	280	—
Amortization (reversal) of deferred stock compensation	(10)	321	(132)	379

Total cost and expenses	9,632	8,542	18,993	16,731

Loss from operations	(991)	(4,277)	(3,014)	(9,925)
Gain on sale of assets and liabilities from Managed Services Business	58	66	4,338	132
Interest and other income, net	136	1,078	269	2,803

Income (loss) before income taxes	(797)	(3,133)	1,593	(6,990)
Provision for income taxes	16	—	389	14

Net income (loss)	$(813)	$(3,133)	$1,204	$(7,004)

Basic net income (loss) per share	$(0.01)	$(0.04)	$0.01	$(0.09)

Diluted net income (loss) per share	$(0.01)	$(0.04)	$0.01	$(0.09)

Shares used in computing basic net income (loss) per share	83,082	77,850	82,572	77,366

Shares used in computing diluted net income (loss) per share	83,082	77,850	86,960	77,366

* Excludes amortization (reversal) of deferred stock compensation of the following (1):
Cost of services revenue	$(3)	$39	$(178)	$94
Research and development	(17)	159	15	264
Sales and marketing	3	48	4	105
General and administrative	7	75	27	(84)

Total amortization (reversal) of deferred stock compensation	$(10)	$321	$(132)	$379

(1)	Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering, in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2004	2003
Operating activities:

Net income (loss)	$1,204	$(7,004)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,192	1,437
Amortization of intangibles	597	—
Non-cash charges (recovery) related to equity transactions	(481)	841
Amortization (reversal) of deferred stock compensation	(132)	379
Recovery on disposal of property and equipment	(6)	(140)
In-process research and development charges	610	—

Changes in operating assets and liabilities:
Accounts receivable, net	(83)	(3,118)
Prepaid expenses, other current assets and other assets	(254)	(309)
Prepaid rent	265	—
Accounts payable	52	(222)
Accrued data center facilities costs	(6,520)	—
Other accrued liabilities	(783)	(1,918)
Advances from customers	1,816	2,159
Deferred revenue	3,380	3,140
Accrued restructuring costs	(700)	13

Net cash provided by (used in) operating activities	157	(4,812)

Investing activities:
Purchases of property and equipment	(933)	(545)
Restricted cash	171	—
Proceeds from sale of assets	6	—
Direct acquisition costs paid	(593)	—
Cash acquired in acquisition of Tangram	954	—

Net cash used in investing activities	(395)	(545)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	3,099	3,195
Principal payments on capital lease obligations	(23)	(21)
Proceeds from repayment of notes receivable	254	148

Net cash provided by financing activities	3,330	3,322

Net increase (decrease) in cash and cash equivalents	3,092	(2,035)
Cash and cash equivalents at beginning of period	55,205	63,162

Cash and cash equivalents at end of period	$58,297	$61,127

Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$7	$107
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	13	32
Common stock issued in connection with the acquisition of Tangram	10,000	—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware,” or “the Company,”), was incorporated on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company refers to this business as its Managed Services Business. On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the sale of the Managed Services Business was not considered a discontinued operation.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such principles, rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments and restructuring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended January 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2004. The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date.

The results of operations for the six-month period ended July 31, 2004 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation, consisting of services revenue, cost of services revenue, gain on sale of assets and liabilities from Managed Services Business and provision for income taxes contained in the condensed consolidated statements of operations for the three and six month periods ended July 31, 2003.

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. The SEC has described the most critical accounting policies as those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this description, the Company’s most critical accounting policies include those relating to revenue recognition, impairment of long-lived and intangible assets and goodwill, restructuring costs and contingency accruals.

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

For the three-month period ended July 31, 2004, EDS and NTT Communications Corporation accounted for 60% and 16% of the Company’s net revenue, respectively. For the three-month period ended July 31, 2003, EDS accounted for 98% of the Company’s net revenue. For the six-month period ended July 31, 2004, EDS and NTT Communications Corporation accounted for 62% and 12% of the Company’s net revenue, respectively. For the six-month period ended July 31, 2003, EDS accounted for 97% of the Company’s net revenue. As of July 31, 2004, EDS accounted for 48% of the Company’s accounts receivable balance.

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’” (“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers fees under all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has a right of return privilege.

The Company generates revenue from the sale of its software licenses and services related to the Software Business, including revenue from maintenance and support agreements and professional service agreements. To date, the vast majority of the Company’s revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because the Company has not established vendor specific objective evidence (“VSOE”) of fair value of its maintenance.

License revenue from enterprise software is comprised of fees for multi-year fixed-term or perpetual licenses, which are derived from contracts with customers. Until the Company establishes VSOE of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the maintenance period once all elements except maintenance and non-essential professional services have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once the Company establishes VSOE of fair value for maintenance, the Company will recognize license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue over the term of the maintenance contract once VSOE of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. See Note 4, “Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the $52.0 million license and maintenance agreement with EDS. In August 2004, the Company entered into an amendment to its license and maintenance agreement with EDS. See further discussion in Note 12, “Subsequent Event”.

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

When an arrangement includes contractual milestones, the Company recognizes revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. In that instance, revenue allocable to services is recognized as the services are performed. If however, the Company does not have VSOE of fair value of the non-essential services, such services are provided under an arrangement along with software and maintenance, and the non-essential services are expected to be performed over the course of the maintenance period, upon delivery of the software and any essential services, the entire arrangement fee is recognized ratably over the remaining maintenance period.

In the case of pre-packaged software for which the Company has established VSOE of fair value for maintenance, the Company recognizes revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year and once collectibility is assured. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

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

Impairment of Long-Lived Assets and Intangible Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. According to its accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations and attributable to the long-lived assets are less than the carrying value of such long-lived assets, the Company compares the estimated discounted future net cash flows to be generated from its operations to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than the estimated discounted future net cash flows. The new carrying value is then depreciated over the remaining estimated useful lives of the assets.

As part of the purchase of Tangram, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. The assessment of impairment is made by comparing the fair value of the reporting unit to its book value. To the extent that an impairment is indicated (fair value is less than book value), the Company must perform a second test to measure the amount of the impairment. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill each quarter.

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

Contingency Accruals

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

Comprehensive Income (Loss)

For the three-months ended July 31, 2004, net loss and comprehensive net loss were both $0.8 million. For the three-months ended July 31, 2003, net loss and comprehensive net loss were both $3.1 million. For the six-months ended July 31, 2004, net income and comprehensive net income were both $1.2 million, For the six-months ended July 31, 2003, net loss and comprehensive net loss were $7.0 million and $7.4 million, respectively. The difference between net loss and the comprehensive net loss in the six-months ended July 31, 2003 related to foreign currency translation and unrealized gains on investments.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced or increased to the pro forma amounts indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
As reported net income (loss)	$(813)	$(3,133)	$1,204	$(7,004)
Stock-based compensation expense (reversal) included in reported net income (loss)	(239)	1,141	(605)	1,589
Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,504)	(1,808)	(4,627)	(3,631)

Pro forma net loss	$(3,556)	$(3,800)	$(4,028)	$(9,046)

Earnings (loss) per share:
As reported net income (loss) per share—basic and diluted	$(0.01)	$(0.04)	$0.01	$(0.09)

Pro forma net loss per share—basic	$(0.04)	$(0.05)	$(0.05)	$(0.12)

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

	Stock Awards		Employee Stock Purchase Plan		Stock Awards		Employee Stock Purchase Plan
	Three Months Ended July 31,				Six Months Ended July 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest yield	3.5%	3.25%	2.8%	1.5%	3.7%	2.8%	1.8%	1.9%
Expected life (years)	4.0	4.0	2.0	2.0	4.0	4.0	2.0	2.0
Volatility	65%	93%	81%	112%	67%	102%	121%	125%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

The weighted average grant date fair value per share was $4.00 and $2.74, and $1.68 and $1.00, for stock options and stock purchase rights granted in the three-month periods ended July 31, 2004 and July 31, 2003, respectively. The weighted average grant date fair value per share was $4.26 and $1.87, and $1.44 and $0.95, for stock options and stock purchase rights granted in the six-month periods ended July 31, 2004 and July 31, 2003, respectively.

2. Acquisition of Tangram

On February 20, 2004, the Company completed its acquisition of Tangram. The Company acquired Tangram to extend the Company’s product offerings and technology capabilities, expand its customer base and increase research and development opportunities. The purchase price was approximately $11.6 million, consisting of $10.0 million of Opsware common stock and approximately $1.6 million of direct acquisition costs. The transaction was accounted for using the purchase method. The Company issued approximately 1.1 million shares of common stock with a fair value of $10.0 million in exchange for all of the outstanding stock and the extinguishment of certain indebtedness of Tangram. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the five consecutive trading days ending on the trading day prior to the close of the acquisition, which was $8.92 per share.

The results of operations of Tangram were included in the Company’s consolidated financial statements beginning in the three-month period ending April 30, 2004 from the effective date of the acquisition, February 20, 2004.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company. The purchase price is not final and may be adjusted for a period of one year from the transaction close date based on higher than expected acquisition costs or unforeseen liabilities.

A summary of the total purchase price is as follows (in thousands):

Common stock	$10,000
Direct costs of the acquisition	1,563

Total purchase price	$11,563

The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$954
Accounts receivable, net	1,687
Property and equipment, net	70
Other assets	708
Amortizable intangible assets:
Customer Relationships	2,535
Developed Technology	2,862
In-Process Research and Development	610
Goodwill	3,617
Accounts payable	(323)
Other accrued liabilities	(792)
Deferred revenue	(365)

Total purchase price	$11,563

Goodwill

Of the total purchase price, approximately $3.6 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of July 31, 2004, the Company determined that no impairment existed.

Purchased identified intangible assets

Of the total purchase price, approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $337,000 and $597,000 for the three and six-months ended July 31, 2004, respectively. Total intangible assets subject to amortization are as follows (in thousands):

	July 31,
	2004	2003
Customer relationships	$2,535	$—
Developed technology	2,862	—

Gross intangible assets	5,397	—
Less accumulated amortization	(597)	—

Identified intangible assets, net	$4,800	$—

The aggregate estimated annual intangible amortization expense through January 31, 2008 is as follows (in thousands):

Amortization
2005	$1,272
2006	1,349
2007	1,349
2008	1,349
2009	78

$5,397

In-process research and development

Of the total purchase price, $610,000 was allocated to in-process research and development “IPR&D”. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $610,000 for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2004.

Deferred revenue

Of the total purchase price, $365,000 was allocated to deferred revenue. Deferred revenue primarily represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Tangram acquisition.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Tangram as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for the six-month period ended July 31, 2004, was derived from the Company’s unaudited condensed consolidated statements of operations for the six-month period ended July 31, 2004, which includes Tangram financial data after February 20, 2004, and Tangram’s internal statements of operations for the period of February 1, 2004 to February 19, 2004. The unaudited pro forma financial information for the three and six month periods ended July 31, 2003 was derived from the Company’s unaudited condensed consolidated statements of operations for the three and six month periods ended July 31, 2003 and Tangram’s unaudited statements of operations for the three and six month periods ended June 30, 2003. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Tangram as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenue	$8,641	$6,878	$16,585	$11,682
Net income (loss)	$(813)	$(3,595)	$(32)	$(7,921)
Basic and diluted net income (loss) per share	$(0.01)	$(0.05)	$0.00	$(0.10)

3. Restructuring Costs

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activity,” (“SFAS 146”). The restructuring program included a provision for the resulting excess facilities located in Sunnyvale, California, and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002. In accordance with SFAS 146, the Company recorded an additional charge to the restructuring costs of $987,000 in the quarter ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in the estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of $141,000 during the three-months ended April 30, 2003. In accordance with SFAS 146, the Company recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, the Company reduced its lease commitments going forward by renegotiating its lease payments and paying the lessor of its corporate headquarters approximately $7.4 million. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge.

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

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was increased, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability as of July 31, 2004, resulting in a reduction to the recorded restructuring liability of approximately $610,000.

In addition, the Company recorded a recovery for excess facilities of approximately $150,000 and $54,000 during the three months ended April 30, 2004 and July 31, 2004, respectively. The recovery was due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $190,000 during the three months ended July 31, 2004. The sublease payments were not included in the calculation of the restructuring charge due to the uncertainty of the financial condition of the subtenant.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$12.1	$1.2	$13.3
Non-cash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Non-cash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	2.6	—	2.6
Adjustments	(0.1)	—	(0.1)
Non-cash Charges	—	—	—
Cash Payments	—	—	—

Balance at April 30, 2004	2.5	—	2.5
Adjustments	(0.6)	—	(0.6)
Non-cash Charges	—	—	—
Cash Payments	—	—	—

Balance at July 31, 2004	$1.9	—	$1.9

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

At the time that it entered into the asset purchase agreement, the Company also entered into a separate license and maintenance agreement with EDS pursuant to which the Company granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS has certain rights to use the Company’s Opsware software. Under the Opsware license and maintenance agreement, EDS is paying the Company a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay the Company was subject to the Company’s development of specified features and functions, which the Company delivered to EDS and for which the Company received acceptance from EDS during the three-month period ended April 30, 2003. In August 2004, the Company entered into an amendment to its license and maintenance agreement with EDS. See further discussion in Note 12, “Subsequent Event”.

The Company believes it has sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement with EDS

(based on renewal rates). The Company further believes that the $52.0 million license and maintenance agreement is a separate earnings process and does not affect the quality of use or the value to EDS of the $63.5 million sale of the Managed Services Business. The license and maintenance agreement contains extended payment terms and the Company has not established vendor specific objective evidence of fair value of maintenance, therefore the Company is recognizing the license fees from EDS when the monthly minimum commitment is due, as the Company delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license and maintenance fee to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS are equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the Opsware license agreement, EDS is required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial three-year term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until completion of the initial three-year term in August 2005. In August 2004, the Company entered into an amendment to its license and maintenance agreement with EDS. See further discussion in Note 12, “Subsequent Event”.

5. Stock-Based Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized to sales and marketing in the condensed consolidated statement of operations over the three-year vesting period of the stock award. The Company recognized approximately $66,000 and $151,000 of stock compensation expense using the graded vesting method in the three and six-month period ended July 31, 2004 with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in market value, until the options are exercised, forfeited or expire. The Company recognized ($295,000) and $818,000 of stock compensation expense (recovery) with respect to this option during the three-month periods ended July 31, 2004 and 2003, respectively. The Company recognized ($625,000) and $920,000 of stock compensation expense (recovery) with respect to this option during the six-month periods ended July 31, 2004 and 2003, respectively. The expense (recovery) is being reported in general and administrative expenses in the condensed consolidated statement of operations.

During April 2003, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the options resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of grant and the intrinsic value at the date of termination (modification date). The Company recognized approximately $290,000 of stock compensation expense with respect to these modifications during the six-month period ended July 31, 2003.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock.

Stock-based compensation expense (recovery) of ($10,000) and $321,000 was recognized using the graded vesting method for the three-month periods ended July 31, 2004 and 2003, respectively. The Company reversed approximately $34,000 and $86,000 from stock compensation expense related to employees that were terminated during the three-month periods ended July 31, 2004 and 2003, respectively. The reversals were related to previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. In addition, the Company recorded $24,000 and $407,000 in amortization expense during the three-month periods ended July 31, 2004 and 2003, respectively. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting and expense in earlier years than the straight-line method. In addition, the Company reversed approximately $1,000 and $7,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the three-month periods ended July 31, 2004 and 2003, respectively.

Stock-based compensation expense (recovery) of ($132,000) and $379,000 was recognized using the graded vesting method for the six-month periods ended July 31, 2004 and 2003, respectively. The Company reversed approximately $234,000 and $597,000 from stock compensation expense related to employees that were terminated during the six-month periods ended July 31, 2004 and 2003, respectively. The Company recorded $102,000 and $976,000 in amortization expense during the six-month periods ended July 31, 2004 and 2003, respectively. The Company reversed approximately $7,000 and $106,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the six-month periods ended July 31, 2004 and 2003, respectively.

6. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the periods ended July 31, 2004 and 2003, the Company had only one operating segment focusing on the Software Business. The Company is organized geographically between the United States, Europe and Asia. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance are assessed.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue generated in the United States (1)	$7,142	$4,265	$13,865	$6,806
Revenue generated in Europe	85	—	225	—
Revenue generated in Asia (1)	1,414	—	1,889	—

Revenue as reported	$8,641	$4,265	$15,979	$6,806

(1)	For the three-month period ended July 31, 2004, EDS and NTT Communications Corporation accounted for 60% and 16% of the Company’s net revenue, respectively. For the three-month period ended July 31, 2003, EDS accounted for 98% of the Company’s net revenue. For the six-month period ended July 31, 2004, EDS and NTT Communications Corporation accounted for 62% and 12% of the Company’s net revenue, respectively. For the six-month period ended July 31, 2003, EDS accounted for 97% of the Company’s net revenue.

All net long-lived assets and total assets are located primarily in the United States.

7. Settlements

During the three-month period ended April 30, 2003, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the six-month period ended July 31, 2003.

During the three-month period ended July 31, 2003, the Company reached final resolution related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued for by the Company and the resolution of such liabilities resulted in a recovery to other income (expense) of approximately $850,000 during the three-month period ended July 31, 2003.

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. In connection with the settlement, the Company paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate value of approximately $170,000. In addition, the Company and Qwest reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the condensed consolidated statements of operations for the period ended April 30, 2004. During the three-month period ended July 31, 2004, the Company reversed approximately $58,000 of previously accrued data center facility costs.

8. Net Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net income (loss) per share until the time-based vesting restrictions have lapsed. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period less outstanding nonvested shares. Diluted net loss per share is computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding as their effect is antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Consolidated net income (loss)	$(813)	$(3,133)	$1,204	$(7,004)
Denominator:
Weighted average common shares outstanding	83,792	79,398	83,313	79,074
Less weighted average shares subject to repurchase	(710)	(1,548)	(741)	(1,707)

Shares used in basic consolidated net income (loss) per share	83,082	77,850	82,572	77,366
Diluted impact of employee stock plans	—	—	4,388	—

Shares used in diluted consolidated net income (loss) per share	83,082	77,850	86,960	77,366

Basic consolidated net income (loss) per share	$(0.01)	$(0.04)	$0.01	$(0.09)

Diluted consolidated net income (loss) per share	$(0.01)	$(0.04)	$0.01	$(0.09)

For the six-month period ended July 31, 2004, the Company excluded 8.3 million shares of common stock, which consisted of shares of common stock subject to repurchase and stock options from the calculation of historical diluted consolidated net income per common share, as the exercise price of the stock options associated with these shares was greater than the Company’s average stock price as of July 31, 2004 and the effect would have been antidilutive.

For the three-month periods ended July 31, 2004 and July 31, 2003, the Company excluded 13.6 million and 14.3 million shares of common stock, respectively. For the six-month period ended July 31, 2003, the Company excluded 13.9 million shares of common stock. The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for these periods.

9. Legal Proceedings

As of the date of filing of this Quarterly Report, the Company was not involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

10. Warranties and Indemnifications

The Company has entered into certain real estate leases that require it to indemnify property owners against certain environmental claims. However, the Company only engages in the development, marketing and distribution of software, and has never been subject to any environmental related claim. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded an accrual with respect to potential environmental claims. The Company is also responsible for certain costs of restoring leased premises to their original condition. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded a liability under these arrangements.

11. Income Taxes

The Company has incurred losses from operations for three of the periods presented. For the three and six-month periods ended July 31, 2004, the Company has recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of its customers.

12. Subsequent Event

In August 2004, the Company entered into an amendment of its license and maintenance agreement with EDS whereby EDS committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the previous $52.0 million EDS commitment initially made in August 2002. Pursuant to the amendment, (1) the term of the agreement was extended through March 2008, (2) EDS is required to pay $2,000,000 per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are not dependent upon the number of devices being managed by the Opsware System software, (4) EDS will have rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (5) the Company will provide certain third-party equipment and software for EDS’ use in connection with the Opsware System software, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at $1,583,333 per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized ratably over the extended term of the amended agreement.

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

Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies operating mission-critical Internet applications. We refer to this business as our Managed Services Business. We used our proprietary Opsware automation technology in the Managed Services Business, and have since developed this technology into our Opsware System software. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash. At the time that we entered into the asset purchase agreement, we also entered into a separate license and maintenance agreement with EDS pursuant to which we granted EDS a non-exclusive, worldwide hosting and integration license whereby EDS has certain rights to use our Opsware System software. Under the license and maintenance agreement, EDS is paying us a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay us was subject to our development of specified features and functions, which we delivered to EDS and for which we received acceptance from EDS during the three-month period ended April 30, 2003. In August 2004, we entered into an amendment to our license and maintenance agreement with EDS. We expect that our operating results will continue to be largely dependent on our relationship with EDS for the foreseeable future.

In the Software Business, we derive a significant portion of our revenue from sales of software licenses. For the three and six-month periods ended July 31, 2004, 60% and 62% of our revenue came from our license and maintenance agreement with EDS, respectively. We sell our products principally through our direct sales force and intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services.

In February 2004, we completed our acquisition of all of the issued and outstanding capital stock of Tangram. The purchase price of the acquisition was $11.6 million, consisting of $10.0 million of our common stock, or approximately 1.1 million shares, and approximately $1.6 million of direct acquisition costs. See Note 2, “Acquisition of Tangram” in the notes to the condensed consolidated financial statements.

In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate value of approximately $170,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the condensed consolidated statements of operations for the period ended April 30, 2004. During the three-month period ended July 31, 2004, the Company reversed approximately $58,000 of previously accrued data center facility costs.

In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the previous $52.0 million EDS commitment initially made in August 2002. Pursuant to the amendment, (1) the term of the agreement was extended through March 2008, (2) EDS is required to pay $2,000,000 per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are not dependent upon the number of devices being managed by the Opsware System software, (4) EDS will have rights to license all future products released by us, when and if available for commercial release, for no additional fee, (5) we will provide certain third-party equipment and software for EDS’ use in connection with the Opsware System software, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at $1,583,333 per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized ratably over the extended term of the amended agreement.

Results of Operations

Net revenue

Major Customers. For the three and six-months ended July 31, 2004 and 2003, the following customers accounted for over 10% of our license, services and net revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
License Revenue
EDS	65%	100%	66%	100%
NTT Communications Corporation	18%	—	13%	—
Services Revenue
EDS	47%	92%	49%	85%
NTT Communications Corporation	10%	—	7%	—
Total Revenue
EDS	60%	98%	62%	97%
NTT Communications Corporation	16%	—	12%	—

We expect that a majority of our revenue in the current fiscal year will be attributable to the license and maintenance agreement with EDS. See critical accounting policies.

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased to $6.4 million during the three-month period ended July 31, 2004 from $3.4 million during the three-month period ended July 31, 2003. License revenue increased to $11.9 million during the six-month period ended July 31, 2004 from $5.2 million during the six-month period ended July 31, 2003. The increase in both periods was due to an increase in our customer base and software deployments as well as an increase in revenue from EDS.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased to $2.2 million during the three-month period ended July 31, 2004 from $0.9 million during the three-month period ended July 31, 2003, primarily due to increased maintenance revenue recognized, as our customer base increased and as revenue from EDS increased. Services revenue increased to $4.1 million during the six-month period ended July 31, 2004 from $1.6 million during the six-month period ended July 31, 2003, primarily due to increased maintenance revenue recognized, as our customer base increased and as revenue from EDS increased.

Costs and Expenses

Cost of license revenue. Cost of license revenue consists primarily of royalties related to third-party technologies included in our software. Cost of license revenue increased in absolute dollars and remained constant as a percentage of license revenue, to $34,000, or 1% of license revenue, during the three-month period ended July 31, 2004, from $22,000, or 1% of license revenue, during the three-month period ended July 31, 2003. Cost of license revenue increased in absolute dollars and remained constant as a percentage of license revenue, to $80,000 or 1% of license revenue, during the six-month period ended July 31, 2004, from $26,000, or 1% of license revenue, during the six-month period ended July 31, 2003. The increase in absolute dollars in comparison to the prior periods was primarily due to the increase in our customer base and deployments. We expect that our cost of license revenue will increase in absolute dollars and remain relatively constant as a percentage of license revenue in the next fiscal quarter.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for consulting services, facility costs and travel expenses. Cost of services revenue increased in absolute dollars and decreased as a percentage of services revenue, to $2.0 million, or 91% of services revenue, during the three-month period ended July 31, 2004, from $1.0 million, or 115% of services revenue, during the three-month period ended July 31, 2003. Cost of services revenue increased in absolute dollars and decreased as a percentage of services revenue, to $3.7 million, or 89% of services revenue, during the six-month period ended July 31, 2004 from $2.0 million, or 123% of services revenue, during the six-month period ended July 31, 2003. The increase in absolute dollars in both the three and six-month periods was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 17 to 33, which reflects the effect of the Tangram acquisition, and increased consulting fees as a result of the increase in our customer base, while the decrease as a percentage of services revenue was primarily due to a greater increase in revenue than costs reported during the three and six-month periods ended July 31, 2004. We expect that our cost of services revenue will increase in absolute dollars in the next fiscal quarter.

Amortization of developed technology. As a result of the acquisition of Tangram, we began amortizing purchased developed technology through cost of sales beginning in the first quarter of fiscal 2005. The value assigned to developed technology was approximately $2.9 million, which will be amortized on a straight-line basis over a four-year life at a rate of approximately $179,000 per quarter.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and amortization of purchased equipment and software. Research and development expenses increased in absolute dollars and decreased as a percentage of net revenue, to $3.3 million, or 38% of net revenue, during the three-month period ended July 31, 2004 from $2.3 million, or 54% of net revenue, during the three-month period ended July 31, 2003. Research and development expenses increased in absolute dollars and decreased as a percentage of net revenue, to $5.9 million, or 37% of net revenue, during the six-month period ended July 31, 2004 from $4.5 million, or 66% of net revenue, during the six-month period ended July 31, 2003. The increase in absolute dollars in both the three and six-month periods was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 46 to 71, which reflects the effect of the Tangram acquisition, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported during the three and six-month periods ended July 31, 2004. We expect that our research and development expenses will increase in absolute dollars in the next fiscal quarter.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, fees for consulting services, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs. Sales and marketing expenses increased in absolute dollars and decreased as a percentage of net revenue, to $3.3 million, or 38% of net revenue, during the three-month period ended July 31, 2004 from $2.3 million, or 53% of net revenue, during the three-month period ended July 31, 2003. Sales and marketing expenses increased in absolute dollars and decreased as a percentage of net revenue, to $6.4 million, or 40% of net revenue, during the six-month period ended July 31, 2004 from $4.3 million, or 63% of net revenue, during the six-month period ended July 31, 2003. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 25 to 37, which reflects the effect of the Tangram acquisition, increased advertising and promotional activities, increased commissions due to increased sales, as well as non-cash compensation charges for a stock award of $66,000 in the three-month period ended July 31, 2004 ($151,000 in the six-month period ended July 31, 2004), while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported in the three and six-month periods ended July 31, 2004. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal quarter.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and non-cash compensation charges (recovery) for the cancellation and modification of stock option awards. General and administrative expenses decreased in both absolute dollars and as a percentage of net revenue, to $1.5 million, or 17% of net revenue, during the three-month period ended July 31, 2004 from $2.5 million, or 59% of net revenue, during the three-month period ended July 31, 2003. General and administrative expenses decreased in both absolute dollars and as a percentage of net revenue, to $2.9 million, or 18% of net revenue, during the six-month period ended July 31, 2004 from $4.7 million, or 69% of net revenue, during the six-month period ended July 31, 2003. The decrease in absolute dollars and as a percentage of net revenue was primarily due to a non-cash compensation charge (recovery) related to the revaluation of variable stock option awards and modification of stock option awards of ($295,000) and $820,000 during the three-month periods ended July 31, 2004 and July 31, 2003, respectively. Non-cash compensation charge (recovery) was ($625,000) and $1,210,000 during the six-month periods ended July 31, 2004 and July 31, 2003, respectively. This is offset by increased salaries and related personnel expenses due to an increase in headcount from 20 to 27, which reflects the effect of the Tangram acquisition. We expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter, excluding the effect of any non-cash compensation charges in connection with the revaluation of variable stock option awards or modification of stock option awards the amount of which cannot be determined until the last day of the quarter, due to the increase in costs incurred related to Sarbanes-Oxley compliance.

In-process research and development charges. In-process research and development was $610,000, which was recognized during the three-month period ended April 30, 2004. This charge resulted from the write-off of in-process research and development costs in connection with the acquisition of Tangram.

Restructuring costs (recoveries), net. In fiscal 2003, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS and recorded restructuring costs of $13.3 million in the three-month period ended October 31, 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of our ability to sublease excess facilities based on known prevailing real estate market conditions at that time. During the three-month period ended July 31, 2004, we recorded a recovery for sublease payments received and the settlement of a sublease agreement of approximately $244,000 and a recovery due to the amendment of our facility sublease of $610,000. During the three-month period ended July 31, 2003, we recorded a restructuring charge of $69,000 as a result of a change in our estimates due to a decrease in management’s estimate of sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. During the six-month period ended July 31, 2004, we recorded a recovery for sublease payments received of approximately $204,000, a recovery due to the settlement of a sublease agreement of approximately $190,000, and a recovery due to the amendment of our facility sub-lease of $610,000. During the six-month period ended July 31, 2003, we recorded an adjustment to the restructuring charge of $1,056,000 as a result of a change in our estimates due to a decrease in management’s estimate of sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, we recorded a recovery for property and equipment of $141,000 during the six-month period ended July 31, 2003. See Note 3, “Restructuring Costs,” in the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a further discussion of these restructuring charges.

Amortization (reversal) of deferred stock compensation. Amortization (reversal) of deferred stock compensation was approximately ($10,000) in the three-month period ended July 31, 2004 compared to $321,000 in the three-month period ended July 31, 2003. The decrease in the three-month period ended July 31, 2004 from the three-month period ended July 31, 2003 was partially due to the reversal of stock-based compensation expense related to the termination of employees which reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $34,000 and $86,000 in the three-month periods ended July 31, 2004 and July 31, 2003, respectively in connection with these terminations. In addition, amortization of stock-based compensation decreased each quarter as a result of our use of the graded vesting method, which results in greater compensation expense being recognized in earlier years. We recorded $24,000 and $407,000 in amortization expense in the three-month periods ended July 31, 2004 and July 31, 2003, respectively. The remaining deferred stock-based compensation as of July 31, 2004 was approximately $202,000.

Amortization (reversal) of deferred stock compensation was approximately ($132,000) in the six-month period ended July 31, 2004 compared to $379,000 in the six-month period ended July 31, 2003. We reversed approximately $234,000 and $597,000 in the six-month periods ended July 31, 2004 and July 31, 2003, respectively in connection with these terminations. We recorded $102,000 and $976,000 in amortization expense in the six-month periods ended July 31, 2004 and July 31, 2003, respectively.

In accordance with the SFAS 123, when we grant stock options to employees and directors, we do not record compensation expense. Rather, we have elected to continue to recognize stock-based compensation expense under APB 25 and provide pro forma disclosures of the impact on our operating results if we had accounted for stock-based compensation under SFAS 123. See Note 1, “Summary of the Company and Significant Accounting Policies,” in the notes to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and Accounting Principles Board Opinion No. 25.

Amortization of other acquisition related intangibles. As a result of the acquisition of Tangram, we began amortizing customer relationships through operating expenses beginning in the first quarter of fiscal 2005. The value assigned to Tangram customer relationships was $2.5 million, which will be amortized on a straight-line basis over a four-year life at a rate of approximately $158,000 per quarter.

Gain on sale of assets and liabilities from Managed Services Business. In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate value of approximately $170,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the condensed consolidated statements of operations for the six-months ended July 31, 2004. During the three-month period ended July 31, 2004, we reversed approximately $58,000 of previously accrued data center facility costs.

Interest and other income, net. Interest and other income (expense), net, decreased to a benefit of $136,000 in the three-month period ended July 31, 2004 from a benefit of $1.1 million in the three-month period ended July 31, 2003. The decrease in the three-month period ended July 31, 2004 was primarily due to the recovery of $850,000 in connection with the resolution of certain liabilities related to the Managed Services Business during the three- months ended July 31, 2003. Interest and other income (expense), net, decreased to a benefit of $269,000 in the six-month period ended July 31, 2004 from a benefit of $2.8 million in the six-month period ended July 31, 2003. The decrease in the six-month period ended July 31, 2004 was primarily due to proceeds received in the prior year period from a settlement with a former Managed Services Business customer of approximately $2.4 million and the recovery of $850,000 in connection with the resolution of certain liabilities related to the Managed Services Business, offset by our obligation to EDS for certain items of equipment retained by us pursuant to our asset purchase agreement with EDS.

Provision for income taxes. We have incurred losses from operations for three of the four periods presented. We have recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of July 31, 2004, we had approximately $61.0 million in cash, cash equivalents and restricted cash. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash provided by operating activities was $0.2 million for the six-month period ended July 31, 2004. Net cash used in operating activities was $4.8 million for the six-month period ended July 31, 2003. Net cash provided by operating activities for the six-month period ended July 31, 2004 was primarily the result of net income, depreciation and amortization, a write off of in-process research and development, offset by a reversal of deferred stock compensation, and non-cash recovery related to equity transactions, as well as an increase in deferred revenue and an increase in advances from customers, partially offset by a decrease in accrued data center facilities costs, a decrease in other accrued liabilities, a decrease in accrued restructuring. Net cash used in operating activities for the six-month period ended July 31, 2003 was primarily the result of a net loss, an increase in accounts receivable and the decrease in accrued liabilities, partially offset by depreciation and amortization and the increase in advances from customers and deferred revenue.

Net cash used in investing activities was approximately $395,000 and $545,000 for the six-month periods ended July 31, 2004 and July 31, 2003, respectively. Net cash used in investing activities for the six-month period ended July 31, 2004 consisted of purchases of capital equipment and in direct acquisition costs paid related to the acquisition of Tangram, partially offset by net cash acquired from the acquisition of Tangram and a decrease in restricted cash. Net cash used in investing activities for the six-month period ended July 31, 2003 consisted of investments in capital equipment.

Net cash provided by financing activities was $3.3 million and $3.3 million for the six-month period ended July 31, 2004 and July 31, 2003, respectively. Net cash provided by financing activities for both the six-month period ended July 31, 2004 and 2003 was primarily attributable to proceeds received from the exercise of stock options and payments received from stockholder notes receivables.

As of July 31, 2004, our principal commitments consisted of obligations outstanding under operating leases for facilities. The following summarizes our contractual obligations at July 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Operating leases, net of subleases	$11,355	$1,800	$3,943	$3,882	$1,730

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.

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

Revenue Recognition. We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”), Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition,’” (“SOP 98-4”) SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” (“SOP 98-9”) and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has a right of return privilege.

We generate revenue from the sale of our software licenses and services related to the Software Business, including revenue from maintenance and support agreements and professional service agreements. To date, the vast majority of our revenue has been recognized ratably over the remaining maintenance period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence (“VSOE”) of fair value of our maintenance.

License revenue from enterprise software is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. Until we establish VSOE of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once we establish VSOE of fair value for maintenance, we will recognize license revenue based upon the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue over the term of the maintenance contract once VSOE of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS committed to pay additional license and maintenance fees of approximately $50.0 million. See Note 4, “Transactions with EDS” and Note 12, “Subsequent Event,” for further discussion of the treatment of revenue recognition in connection with the license and maintenance agreement with EDS.

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

When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria. For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. If however, we do not have VSOE of fair value of the non-essential services, such services are provided under an arrangement along with software and maintenance, and the non-essential services are expected to be performed over the course of the maintenance period, upon delivery of the software and any essential service, the entire arrangement fee is recognized ratably over the remaining maintenance period.

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

Impairment of Goodwill. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. The assessment of impairment is made by comparing the fair value of the reporting unit to its book value. To the extent that an impairment is indicated (fair value is less than book value), we must perform a second test to measure the amount of the impairment. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates. In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made.

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

Contingency Accruals. We evaluate contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, we have retained liabilities related to our Managed Services Business. These liabilities could result in a material difference from our current estimates, and could result in additional expenses or the recovery of amounts previously recorded.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the three and six-month periods ended July 31, 2004, EDS accounted for 60% and 62% of our net revenue, respectively. As of July 31, 2004, EDS accounted for 48% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Although we extended our license and maintenance agreement with EDS through March 2008, we can not assure you that EDS will renew the license beyond the extended term or that if EDS does renew the license beyond the extended terms, it will do so on the terms contemplated in the agreement. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. In addition, we cannot assure you that EDS will achieve the benefits they expect from the Opsware System software or that they will be able to continue to deploy our software successfully or in the time frames contemplated by the license agreement. Each of these factors may affect EDS’ willingness to renew the license. If EDS does not renew the license, our business and operating results may be adversely affected and this may negatively impact our reputation and our ability to license our Opsware System software to other customers. In addition to these risks, the occurrence of any of the adverse events discussed elsewhere in these Risk Factors could negatively impact our relationship with EDS and, consequently, our business.

The rates we charge our customers for our Opsware System software may decline over time or we may choose to amend those rates to better achieve our business objectives, which could reduce our revenue and affect our financial results.

As our business model gains acceptance and attracts the attention of competitors, we may experience pressure to decrease the fees we charge for our Opsware System software, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to amend existing customer contracts or enter into new contracts with existing customers, to better achieve our business objectives, and any such amendments or new contracts could affect the manner in which we report our results of operations as well as the historical accounting treatment for any such contracts.

We must satisfy the criteria for revenue recognition in order to recognize the cash received from customers under our license agreements as revenue.

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that persuasive evidence of an arrangement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of VSOE of fair value for maintenance. If VSOE of fair value for maintenance is not established, the license, maintenance and professional services revenue is recognized ratably over the maintenance period. To date, the vast majority of our revenue from the sale of enterprise software has been recognized ratably over the remaining maintenance period after deployment of the software and we have not established vendor specific objective evidence of fair value for maintenance.

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

We may be required to spend significant funds to continue developing our software products, and to expand research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of July 31, 2004, we had an accumulated deficit of $460.0 million. We expect to continue to experience operating losses for the foreseeable future.

To achieve operating profitability, we will need to maintain and expand the customer base for our software. However, we may not be able to increase our revenue or increase our operating efficiencies as planned. If our revenue grows more slowly than we anticipate or if our operating expenses increase by more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve operating profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

We believe that our current cash balances, including cash and cash equivalents, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if our licensing revenue does not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may require additional equity or debt financing. In addition, we may elect to raise additional capital if market conditions permit in order to increase our cash balance and expand our business. If we elect to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. If we elect to raise additional capital through means of an equity financing, existing holders of our common stock will suffer dilution. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock. Any debt financing we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities.

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

Future changes in accounting standards or our interpretation of current standards, particularly changes affecting revenue recognition, could cause unexpected fluctuations in reported revenue.

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

If we are required by law or elect to account for stock options under our stock option plans as a compensation expense, our reported results of operations would be materially affected.

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

If we are forced to take any of the foregoing actions, our business and financial condition may be seriously harmed. In addition, any of these could have the effect of increasing our costs and reducing our revenue. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

As of August 31, 2004, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 31.2% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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

If our stockholders, including our officers and directors and their affiliates, sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of August 31, 2004, we had 84,680,275 shares of common stock outstanding. In connection with the completion of our acquisition of Tangram in February 2004, we issued approximately 1.1 million shares of our common stock and registered those shares with the Securities and Exchange Commission. Sales of any of these shares could depress our stock price. In addition, if certain venture capital firms that continue to hold our outstanding stock were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Opsware management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over the financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Limitation on Effectiveness of Controls. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs.

Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate value of approximately $170,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the condensed consolidated statements of operations for the period ended April 30, 2004. During the three-month period ended July 31, 2004, we reversed approximately $58,000 of previously accrued data center facility costs.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 22, 2004 in Sunnyvale, California. Of the 83,484,152 shares outstanding as of the record date, holders of 77,293,062 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two Class I directors to serve until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Abstained
Benjamin A. Horowitz	76,589,482	703,580
Simon M. Lorne	76,185,637	1,107,425

2	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 31, 2005

Votes for:	76,739,827
Votes against:	483,034
Abstained:	70,200

ITEM 5. OTHER INFORMATION

In June 2004, Andrew Rachleff resigned as a member of our Board of Directors for personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004 +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.
+	Confidential treatment has been requested with respect to portions of this exhibit.

(b) Reports on Form 8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC.

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: September 9, 2004

EXHIBIT INDEX

10.1	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004 +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.
+	Confidential treatment has been requested with respect to portions of this exhibit.