Form 10-Q
period 2004-10-31
OPSWARE INC
filed 2004-12-09
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

There were 85,114,307 shares of the registrant’s Common Stock, par value $0.001, outstanding on November 30, 2004.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, financial results, operating results, revenue generated from the sale of our Opsware System software, including our license and maintenance agreement with EDS, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectations regarding ongoing development of our Opsware System software and other technical capabilities, formation of strategic partnerships, potential expansion in our direct and indirect sales organizations, and recognition of compensation expense in connection with option grants.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2004	January 31, 2004
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$56,261	$55,205
Accounts receivable, net	4,146	1,687
Prepaid expenses and other current assets	3,100	3,216

Total current assets	63,507	60,108
Property and equipment, net	4,037	3,777
Restricted cash	2,740	2,911
Prepaid rent	2,461	3,001
Other assets	361	1,010
Intangible assets, net	4,463	—
Goodwill	3,617	—

Total assets	$81,186	$70,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$330
Accrued data center facilities costs	328	6,850
Other accrued liabilities	3,869	3,594
Advances from customers	9,055	4,235
Deferred revenue, current portion	7,642	4,716
Accrued restructuring costs, current portion	173	478
Capital lease obligations	—	23

Total current liabilities	22,244	20,226

Deferred revenue, net of current portion	905	1,202
Accrued restructuring costs, net of current portion	1,620	2,154
Stockholders’ equity:
Common stock	85	82
Additional paid-in capital	522,919	509,202
Notes receivable from stockholders	(49)	(328)
Deferred stock compensation	(148)	(462)
Accumulated deficit	(466,384)	(461,273)
Accumulated other comprehensive income (loss)	(6)	4

Total stockholders’ equity	56,417	47,225

Total liabilities and stockholders’ equity	$81,186	$70,807

(A)	The balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net revenue:
License revenue	$7,284	$3,834	$19,144	$9,021
Services revenue	2,946	1,176	7,065	2,795

Net revenue	10,230	5,010	26,209	11,816
Cost and expenses:
Cost of license revenue	4,165	38	4,245	64
Cost of services revenue*	2,147	1,134	5,829	3,123
Amortization of developed technology	179	—	496	—
Research and development*	3,941	2,111	9,841	6,608
Sales and marketing*	4,124	2,240	10,515	6,501
General and administrative*	2,076	2,396	4,945	7,060
In-process research and development charges	—	—	610	—
Restructuring costs (recoveries), net	(54)	269	(1,058)	1,184
Amortization of other acquisition related intangibles	158	—	438	—
Amortization (reversal) of deferred stock compensation	1	66	(131)	445

Total cost and expenses	16,737	8,254	35,730	24,985

Loss from operations	(6,507)	(3,244)	(9,521)	(13,169)
Gain on sale of assets and liabilities from Managed Services Business	—	1,052	4,338	1,184
Interest and other income, net	193	156	462	2,959

Loss before income taxes	(6,314)	(2,036)	(4,721)	(9,026)
Provision for income taxes	1	1	390	15

Net loss	$(6,315)	$(2,037)	$(5,111)	$(9,041)

Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.06)	$(0.12)

Shares used in computing basic and diluted net loss per share	83,965	79,425	83,039	78,060

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Cost of services revenue	$1	$61	$(177)	$155
Research and development	—	(72)	15	192
Sales and marketing	—	40	4	145
General and administrative	—	37	27	(47)

Total amortization (reversal) of deferred stock compensation	$1	$66	$(131)	$445

(1)	Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering, in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2004	2003
Operating activities:
Net loss	$(5,111)	$(9,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,869	2,198
Amortization of intangibles	934	—
Charge (benefit) related to stock-based compensation agreements	(619)	2,124
Amortization (reversal) of deferred stock compensation	(131)	445
Recovery on disposal of property and equipment	(6)	(140)
In-process research and development charges	610	—
Changes in operating assets and liabilities:
Accounts receivable, net	(772)	(3,168)
Prepaid expenses, other current assets and other assets	505	(496)
Prepaid rent	540	(3,197)
Accounts payable	524	(74)
Accrued data center facilities costs	(6,522)	(993)
Other accrued liabilities	(519)	(3,534)
Advances from customers	4,820	1
Deferred revenue	2,264	7,707
Accrued restructuring costs	(839)	(7,110)

Net cash used in operating activities	(2,453)	(15,278)

Investing activities:
Purchases of property and equipment	(2,059)	(770)
Restricted cash	171	901
Proceeds from sale of assets	6	—
Direct acquisition costs paid	(593)	—
Cash acquired in acquisition of Tangram	954	—

Net cash provided by (used in) investing activities	(1,521)	131

Financing activities:
Proceeds from issuance of common stock, net of repurchases	4,787	4,887
Principal payments on capital lease obligations	(23)	(32)
Proceeds from repayment of notes receivable	266	372

Net cash provided by financing activities	5,030	5,227

Net increase (decrease) in cash and cash equivalents	1,056	(9,920)
Cash and cash equivalents at beginning of period	55,205	63,162

Cash and cash equivalents at end of period	$56,261	$53,242

Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$7	$125
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	13	36
Common stock issued in connection with the acquisition of Tangram	10,000	—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware” or “the Company”) was incorporated on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company referred to this business as its Managed Services Business. On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the sale of the Managed Services Business was not considered a discontinued operation.

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

On February 20, 2004, the Company acquired Tangram Enterprise Solutions, Inc. (“Tangram”), a software and service provider based in North Carolina, in order to, among other things, extend its product offering and technology capabilities. The results of operations of Tangram since the effective date of the acquisition have been included in the Company’s consolidated financial statements.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such principles, rules and regulations. While in the opinion of the Company the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments and restructuring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended January 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2004. The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date.

The results of operations for the nine-month period ended October 31, 2004 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation, consisting of services revenue, cost of services revenue, and provision for income taxes contained in the condensed consolidated statements of operations for the three and nine month periods ended October 31, 2003. These reclassifications had no impact on the condensed consolidated statement of operations.

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

Critical Accounting Policies

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’” (“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers fees under all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable, in which case revenue is recognized no earlier then when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has a right of return privilege.

The Company generates revenue from the sale of its software licenses and services including revenue from maintenance and support agreements and professional service agreements. To date, the vast majority of the Company’s revenue has been recognized ratably over the remaining post-contract support (“maintenance”) obligation period after deployment and completion of all elements of the arrangement because the Company has not established vendor specific objective evidence (“VSOE”) of fair value of its maintenance.

Revenue from enterprise software licenses is comprised of fees for multi-year fixed-term or perpetual licenses, which are derived from contracts with customers. For perpetual licenses, until the Company establishes VSOE of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the remaining maintenance period once all elements except maintenance and non-essential professional services have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once the Company establishes VSOE of fair value for maintenance, the Company will recognize perpetual license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered as prescribed by SOP 98-9. The Company will recognize maintenance revenue ratably over the term of the maintenance contract once VSOE of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. See also Note 4, “Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the license and maintenance agreement with EDS.

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

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. Currently, when services (excluding maintenance and support services) are considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed and delivered, as the Company does not have VSOE of fair value for maintenance. If the Company establishes VSOE of fair value for maintenance and (1) services are considered essential or (2) the arrangement involves customization or modification of the Company’s software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services (excluding maintenance and support) revenue under the arrangement would be recognized under the percentage of completion method of accounting based upon input measures of costs. If such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, the Company recognizes revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

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

Restructuring Costs

During fiscal 2002 and 2003, the Company restructured its business under plans approved by the Board of Directors by reducing its headcount, consolidating its facilities and disposing of excess and obsolete property and equipment. As a result of these actions, the Company recorded restructuring and other related charges consisting of cash severance payments made to terminated employees and lease payments related to property vacated as a result of its consolidation of facilities, net of estimated sublease income. The Company’s estimates include the review of the financial condition of its existing sublessees as well as the state of the regional real estate markets. Each reporting period, the Company reviews these estimates based on the status of execution of its restructuring plan, and, to the extent that these assumptions change due to changes in market conditions and its business, the ultimate restructuring expenses could vary by material amounts and result in additional expenses or the recovery of amounts previously recorded.

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

Other Accounting Policies

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivable. The Company places all of its cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, restricted cash and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations and maintains reserves for potential losses.

For the three-month period ended October 31, 2004, EDS and NTT Communications Corporation accounted for 50% and 14% of the Company’s net revenue, respectively. For the three-month period ended October 31, 2003, EDS accounted for 84% of the Company’s net revenue. For the nine-month period ended October 31, 2004, EDS and NTT Communications Corporation accounted for 58% and 13% of the Company’s net revenue, respectively. For the nine-month period ended October 31, 2003, EDS accounted for 91% of the Company’s net revenue. As of October 31, 2004, EDS accounted for 49% of the Company’s accounts receivable balance.

Comprehensive Net Loss

For the three-months ended October 31, 2004, net loss and comprehensive net loss were both $6.3 million. For the three-months ended October 31, 2003, net loss and comprehensive net loss were both $2.0 million. For the nine-months ended October 31, 2004, net loss and comprehensive net loss were both $5.1 million, For the nine-months ended October 31, 2003, net loss and comprehensive net loss were $9.0 million and $9.4 million, respectively. The difference between net loss and the comprehensive net loss in the nine-months ended October 31, 2003 related to foreign currency translation and unrealized gains on investments.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. If compensation cost for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
As reported net loss	$(6,315)	$(2,037)	$(5,111)	$(9,041)
Stock-based compensation expense (reversal) included in reported net loss	(134)	1,348	(740)	2,936
Total stock-based employee compensation expense determined under the fair value based method for all awards	(2,373)	(1,762)	(6,998)	(5,373)

Pro forma net loss	$(8,822)	$(2,451)	$(12,849)	$(11,478)

Loss per share:
As reported net loss per share—basic and diluted	$(0.08)	$(0.03)	$(0.06)	$(0.12)

Pro forma net loss per share—basic	$(0.11)	$(0.03)	$(0.15)	$(0.15)

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

	Stock Awards
	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Risk-free interest yield	3.50%	3.38%	3.69%	2.90%
Expected life (years)	4.0	4.0	4.0	4.0
Volatility	79%	90%	69%	100%
Dividend yield	0%	0%	0%	0%

	Employee Stock Purchase Plan
	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Risk-free interest yield	2.0%	1.8%	1.9%	1.8%
Expected life (years)	2.0	2.0	2.0	2.0
Volatility	107%	124%	112%	124%
Dividend yield	0%	0%	0%	0%

The weighted average fair value was $3.32 and $4.00 per share, for stock options granted in the three-month periods ended October 31, 2004 and October 31, 2003, respectively. The weighted average fair value was $4.09 and $2.22 per share, for stock options granted in the nine-month periods ended October 31, 2004 and October 31, 2003, respectively.

The weighted average fair value was $1.98 and $1.11 per share, for stock purchase rights granted in the three-month periods ended October 31, 2004 and October 31, 2003, respectively. The weighted average fair value was $1.69 and $1.05 per share, for stock purchase rights granted in the nine-month periods ended October 31, 2004 and October 31, 2003, respectively.

The Financial Accounting Standards Board recently issued an exposure draft to require companies to expense employee stock options in accordance with SFAS 123 for financial reporting purposes. A final standard is expected to be issued by the end of calendar 2004, which would be effective for annual or interim periods beginning after June 15, 2005. Such stock option expensing would require the Company to value its employee stock option grants pursuant to an option valuation formula and then amortize that value over the vesting period in effect for those options. If the Company is required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect its reported results of operations and its ability to achieve profitability. See Note 12, “Recent Accounting Pronouncement.”

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

The results of operations of Tangram are included in the Company’s consolidated financial statements beginning from the effective date of the acquisition, February 20, 2004.

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

Goodwill

Of the total purchase price, approximately $3.6 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS No. 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. As of October 31, 2004, the Company determined that no impairment existed.

Purchased identified intangible assets

Of the total purchase price, approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $337,000 and $934,000 for the three and nine-months ended October 31, 2004, respectively. Total intangible assets subject to amortization are as follows (in thousands):

	October 31,
	2004	2003
Customer relationships	$2,535	$—
Developed technology	2,862	—

Gross intangible assets	5,397	—
Less accumulated amortization	(934)	—

Identified intangible assets, net	$4,463	$—

The aggregate estimated annual intangible amortization expense through January 31, 2009 is as follows (in thousands):

Amortization
2005	$1,272
2006	1,349
2007	1,349
2008	1,349
2009	78

$5,397

In-process research and development

Of the total purchase price, $610,000 was allocated to in-process research and development (“IPR&D”). Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $610,000 for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2004.

Deferred revenue

Of the total purchase price, $365,000 was allocated to deferred revenue. Deferred revenue primarily represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Tangram acquisition.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Tangram as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for the nine-month period ended October 31, 2004, was derived from the Company’s unaudited condensed consolidated statements of operations for the nine-month period ended October 31, 2004, which includes Tangram financial data after February 20, 2004, and Tangram’s internal statements of operations for the period of February 1, 2004 to February 19, 2004. The unaudited pro forma financial information for the three and nine month period ended October 31, 2003 was derived from the Company’s unaudited condensed consolidated statements of operations for the three and nine month period ended October 31, 2003 and Tangram’s unaudited statements of operations for the three and nine month period ended September 30, 2003. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Tangram as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net revenue	$10,230	$7,742	$26,815	$19,424
Net loss	$(6,315)	$(2,312)	$(6,347)	$(10,233)
Basic and diluted net loss per share	$(0.08)	$(0.03)	$(0.08)	$(0.13)

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

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was increased, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability as of July 31, 2004, resulting in a reduction to the recorded restructuring liability and a restructuring recovery of approximately $610,000.

In addition, the Company recorded a recovery for excess facilities of approximately $54,000 and $258,000 during the three and nine months ended October 31, 2004, respectively. The recovery was due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $190,000 during the three months ended July 31, 2004. The sublease payments were not included in the calculation of the restructuring charge due to the uncertainty of the financial condition of the subtenant.

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$12.1	$1.2	$13.3
Non-cash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Non-cash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	2.6	—	2.6
Adjustments	(0.1)	—	(0.1)

Balance at April 30, 2004	2.5	—	2.5
Adjustments	(0.6)	—	(0.6)

Balance at July 31, 2004	1.9	$—	1.9
Adjustments	(0.1)	—	(0.1)

Balance at October 31, 2004	$1.8	$—	$1.8

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

4. Transactions with EDS

Sale of Managed Services Business

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

The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since developed this technology into its Opsware System software. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business was not considered a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company has accounted for the sale of assets and liabilities related to the Managed Services Business as a gain in its statement of operations. The Company retained title to all of its proprietary Opsware System software.

As part of the purchase price, the Company granted EDS a license to use its Opsware System software to service those customers that were transferred to EDS, and agreed to provide certain maintenance obligations with respect to the license. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS, all of which was recognized as of the fiscal year-ended January 31, 2004.

Original Software License and Maintenance Agreement

At the time that it entered into the aforementioned asset purchase agreement, the Company also entered into a separate license and maintenance agreement with EDS pursuant to which the Company granted EDS a license whereby EDS has certain rights to use the Company’s Opsware System software. Under the original license and maintenance agreement, EDS agreed to pay the Company a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years beginning in August 2002. The obligation of EDS to pay the Company was subject to the Company’s development of specified features and functions, which the Company delivered to EDS and for which the Company received acceptance from EDS during the three-month period ended April 30, 2003.

At the time the original license and maintenance agreement was signed, the Company determined it had sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the $52.0 million license and maintenance agreement based upon the renewal rates stated in the original license and maintenance agreement. The Company further determined that the $52.0 million original license and maintenance agreement was a separate earnings process and therefore did not affect the quality of use or the $63.5 million value paid by EDS for the Managed Services Business. Because the original license and maintenance agreement contained extended payment terms and the Company has not established vendor specific objective evidence of fair value for its maintenance, the Company has been recognizing the license fees from EDS when the monthly minimum commitments are due, after the Company delivered all specified features and functions during the three-month period ended April 30, 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license and maintenance fee to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS under the original license agreement were equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the original license and maintenance agreement, EDS was required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial three-year term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until completion of the initial three-year term in August 2005.

Amendments to the Original License and Maintenance Agreement

In August 2004, the Company entered into an amendment to its original license and maintenance agreement with EDS. Pursuant to the amendment, (1) the term of the original license and maintenance agreement was extended through March 2008, (2) EDS is required to pay the Company $2.0 million per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by the Opsware System software, (4) EDS receives rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (5) the Company agreed to provide certain third-party equipment and software for EDS’ use in connection with the Opsware System software, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1,583,333 per month for five successive one-year terms unless any such terms are terminated in advance by EDS. Revenue under the amended arrangement will continue to be recognized based on the lesser of ratably or when monthly payments become due over the extended term of the amended agreement.

In October 2004, the Company entered into another amendment of the license and maintenance agreement with EDS whereby the Company provided EDS with $4.0 million for the purchase of computer equipment to be used in its planned deployment of the Opsware System. As a result of this amendment, the Company has no further obligation to provide any equipment to EDS. Accordingly, the amounts paid to EDS pursuant to the amendment have been charged to cost of sales as a contract acquisition cost.

5. Stock-Based Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized to sales and marketing in the condensed consolidated statement of operations over the three-year vesting period of the stock award. The Company recognized approximately $53,000 and $204,000 of stock compensation expense using the graded vesting method in the three and nine-month period ended October 31, 2004 with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in market value, until the options are exercised, forfeited or expire. The Company recognized ($188,000) and $1,162,000 of stock compensation expense (recovery) with respect to this option during the three-month periods ended October 31, 2004 and 2003, respectively. The Company recognized ($813,000) and $2,080,000 of stock compensation expense (recovery) with respect to this option during the nine-month periods ended October 31, 2004 and 2003, respectively. The expense (recovery) is being reported in general and administrative expenses in the condensed consolidated statements of operations.

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

Stock-based compensation expense of $1,000 and $66,000 was recognized using the graded vesting method for the three-month periods ended October 31, 2004 and 2003, respectively. The Company reversed approximately $215,000 from stock compensation expense related to employees that were terminated during the three-month period ended October 31, 2003. No amounts were reversed from stock compensation expense related to employees that were terminated during the three-month period ended October 31, 2004. The reversal during the three-month period ended October 31, 2003 was related to previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. In addition, the Company recorded $1,000 and $281,000 in amortization expense during the three-month periods ended October 31, 2004 and 2003, respectively. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting and expense in earlier years than the straight-line method. In addition, the Company reversed approximately $0 and $19,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the three-month periods ended October 31, 2004 and 2003, respectively.

Stock-based compensation expense (recovery) of ($131,000) and $445,000 was recognized using the graded vesting method for the nine-month periods ended October 31, 2004 and 2003, respectively. The Company reversed approximately $234,000 and $812,000 from stock compensation expense related to employees that were terminated during the nine-month periods ended October 31, 2004 and 2003, respectively. The Company recorded $104,000 and $1,257,000 in amortization expense during the nine-month periods ended October 31, 2004 and 2003, respectively. The Company reversed approximately $7,000 and $125,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the nine-month periods ended October 31, 2004 and 2003, respectively.

6. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the periods ended October 31, 2004 and 2003, the Company had only one operating segment focusing on the Software Business. The Company is organized geographically between North America, Europe and Asia. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance are assessed.

Net revenue by geographic location is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue generated in North America (1)	$8,752	$5,010	$22,616	$11,816
Revenue generated in Europe	69	—	294	—
Revenue generated in Asia (1)	1,409	—	3,299	—

	$10,230	$5,010	$26,209	$11,816

(1)	For the three-month period ended October 31, 2004, EDS and NTT Communications Corporation accounted for 50% and 14% of the Company’s net revenue, respectively. For the three-month period ended October 31, 2003, EDS accounted for 84% of the Company’s net revenue. For the nine-month period ended October 31, 2004, EDS and NTT Communications Corporation accounted for 58% and 13% of the Company’s net revenue, respectively. For the nine-month period ended October 31, 2003, EDS accounted for 91% of the Company’s net revenue.

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

During the three-month period ended October 31, 2003, the Company reached a final resolution with a former Managed Services Business vendor related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued by the Company and the resolution of such liabilities resulted in an additional gain on the sale of the assets and liabilities of the Managed Services Business to EDS of approximately $1.1 million in the three-month period ended October 31, 2003.

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

8. Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed. Diluted net loss per share is computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding as their effect is antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Numerator:
Consolidated net loss	$(6,315)	$(2,037)	$(5,111)	$(9,041)
Denominator:
Weighted average common shares outstanding	84,601	80,764	83,745	79,643
Less weighted average shares subject to repurchase	(636)	(1,339)	(706)	(1,583)

Shares used in basic and diluted consolidated net loss per share	83,965	79,425	83,039	78,060

Basic and diluted consolidated net loss per share	$(0.08)	$(0.03)	$(0.06)	$(0.12)

For the three-month periods ended October 31, 2004 and October 31, 2003, the Company excluded 13.6 million and 12.8 million shares of common stock, respectively. For the nine-month period ended October 31, 2003, the Company excluded 12.7 million and 12.3 million shares of common stock, respectively. The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for these periods.

9. Legal Proceedings

As of the date of filing of this Quarterly Report, the Company was not involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

10. Warranties and Indemnifications

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties under which the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. For example, the Company has entered into certain real estate leases that require it to indemnify property owners against certain environmental claims. However, the Company only engages in the development, marketing and distribution of software, and has never been subject to any environmental related claim. The Company is also responsible for certain costs of restoring leased premises to their original condition. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents.

It is not possible to determine or reasonably estimate the maximum potential amount of future payments under any of these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any claims for indemnification under any of these arrangements, nor has it had a history of indemnifying third parties. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded a liability under these arrangements.

11. Income Taxes

The Company has incurred losses from operations for all periods presented. For the nine-month period ended October 31, 2004, the Company has recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of its customers.

12. Recent Accounting Pronouncement

In March 2004, the FASB issued an exposure draft, “Share-Based Payment”, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”, and will likely be known as Statement of Financial Account Standards No. 123R, “Share Based Payment” (“SFAS 123R”). The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. SFAS 123R should provide public companies with a choice of transition methods to implement the final standard. Regardless of which transition method a company selects, the cumulative effect of adopting SFAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005 (i.e., for the third quarter ending September 30, 2005 for calendar year-end companies). An example of such a cumulative effect may be an adjustment to reclassify awards classified as equity under SFAS 123 to a liability under SFAS 123R. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

13. Subsequent Event

Rendition Networks Acquisition

On December 1, 2004, the Company entered into a definitive agreement and plan of reorganization with Rendition Networks, Inc., a network device automation company (“Rendition”) located in Seattle, Washington, pursuant to which the Company agreed to acquire all of Rendition’s outstanding capital stock in exchange for $15 million in cash and approximately 2.68 million shares of the Company’s common stock. Furthermore, $6 million in cash will be deposited in escrow for a period of up to 18 months as security against breaches of representations, warranties and covenants and other indemnification obligations by Rendition pursuant to the merger agreement. Rendition’s existing cash, after certain adjustments, will be distributed to certain of its stockholders at closing in the form of a dividend, not expected to exceed $7 million. Completion of the transaction is subject to customary closing conditions, including regulatory approval and the approval of Rendition’s stockholders. The acquisition will be accounted for using the purchase accounting method during the period in which the transaction closes.

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

Overview

We are a provider of IT automation software for enterprises, government agencies and service providers seeking to reduce costs and increase the quality and security of data center operations. We refer to this business as our Software Business. Our software, which we refer to as the Opsware System, automates key server and software operations in large data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. The Opsware System works across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications. By using the Opsware System, our customers can lower their information technology, or IT, operational costs, more quickly deploy new servers and applications, speed operations to respond quickly to changing business needs, and increase the efficiency and security of their data center operations. The Opsware System enables our customers to reduce labor costs associated with operating data centers, better utilize server and software assets, increase IT efficiencies and achieve higher service quality and security.

Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies operating mission-critical Internet applications. We referred to this business as our Managed Services Business. We used our proprietary Opsware automation technology in the Managed Services Business, and have since developed this technology into our Opsware System software. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash. At the time that we entered into the asset purchase agreement, we also entered into a separate license and maintenance agreement with EDS pursuant to which we granted EDS a license whereby EDS has certain rights to use our Opsware System software. Under the license and maintenance agreement, EDS agreed to pay us a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay us was subject to our development of specified features and functions, which we delivered to EDS and for which we received acceptance from EDS during the three-month period ended April 30, 2003.

In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the previous $52.0 million commitment EDS initially made in August 2002. Pursuant to our amendment of the license and maintenance agreement with EDS, (1) the term of the original agreement was extended through March 2008, (2) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by the Opsware System software, (4) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (5) we agreed to provide certain third-party equipment and software for EDS’ use in connection with the Opsware System software, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1,583,333 per month for five successive one-year terms unless any such terms are terminated in advance by EDS. Revenue under this arrangement will continue to be recognized based on the lesser of ratably or when monthly payments become due over the extended term of the amended agreement. In October 2004, we entered into another amendment of the license and maintenance agreement with EDS whereby we provided EDS with $4.0 million for the purchase of computer equipment to be used in its planned deployment of the Opsware System. As a result of this amendment, we have no further obligation to provide any equipment to EDS. Accordingly, the amounts paid to EDS pursuant to the amendment have been charged to cost of sales as a contract acquisition cost.

We expect that our operating results will continue to be largely dependent on our relationship with EDS for the foreseeable future.

In the Software Business, we derive a significant portion of our revenue from sales of software licenses. For the three and nine-month periods ended October 31, 2004, 50% and 58% of our revenue came from our license and maintenance agreement with EDS, respectively. We sell our products principally through our direct sales force and intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services.

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

In May 2004, we entered into a settlement agreement with Qwest regarding disputes with Qwest concerning the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate value of approximately $170,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the condensed consolidated statements of operations for the period ended April 30, 2004. During the three-month period ended July 31, 2004, the Company reversed approximately $58,000 of previously accrued data center facility costs.

On December 1, 2004, we entered into a definitive agreement and plan of reorganization with Rendition Networks, Inc., or Rendition, a network device automation company located in Seattle, Washington, pursuant to which we agreed to acquire all of Rendition’s outstanding capital stock in exchange for $15 million in cash and approximately 2.68 million shares of our common stock. Furthermore, $6 million in cash will be deposited in escrow for a period of up to 18 months as security against breaches of representations, warranties and covenants and other indemnification obligations by Rendition pursuant to the merger agreement. Rendition’s existing cash, after certain adjustments, will be distributed to certain of its stockholders at closing in the form of a dividend, not expected to exceed $7 million. Completion of the transaction is subject to customary closing conditions, including regulatory approval and the approval of Rendition’s stockholders. The acquisition will be accounted for using the purchase accounting method during the period in which the transaction closes.

Results of Operations

Net revenue

Major Customers. For the three and nine-months ended October 31, 2004 and 2003, the following customers accounted for over 10% of our license, services and net revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
License Revenue
EDS	57%	87%	63%	95%
NTT Communications Corporation	16%	—	14%	—
Services Revenue
EDS	35%	71%	43%	79%
NTT Communications Corporation	8%	—	8%	—
Total Revenue
EDS	50%	84%	58%	91%
NTT Communications Corporation	14%	—	13%	—

We expect that a majority of our revenue in the current fiscal year will be attributable to the license and maintenance agreement with EDS. See critical accounting policies.

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased to $7.3 million during the three-month period ended October 31, 2004 from $3.8 million during the three-month period ended October 31, 2003. License revenue increased to $19.1 million during the nine-month period ended October 31, 2004 from $9.0 million during the nine-month period ended October 31, 2003. The increase in both periods was due to an increase in our customer base and as well as an increase in revenue from EDS as the minimum monthly fees under the EDS arrangement have increased.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased to $2.9 million during the three-month period ended October 31, 2004 from $1.2 million during the three-month period ended October 31, 2003. Services revenue increased to $7.1 million during the nine-month period ended October 31, 2004 from $2.8 million during the nine-month period ended October 31, 2003. The increase in both periods was due to increased maintenance revenue recognized, as our customer base increased as well as an increase in revenue from EDS as the minimum monthly fees under the EDS arrangement have increased.

Costs and Expenses

Cost of license revenue. Cost of license revenue consists of royalties related to third-party technologies included in our software, as well as a $4.0 million one-time payment made to EDS in October 2004 to fund EDS’ purchase of equipment to be used in its planned deployment of the Opsware System. Cost of license revenue increased in absolute dollars and as a percentage of license revenue, to $4.2 million, or 57% of license revenue, during the three-month period ended October 31, 2004, from $38,000, or 1% of license revenue, during the three-month period ended October 31, 2003. Cost of license revenue increased in absolute dollars and as a percentage of license revenue, to $4.2 million or 22% of license revenue, during the nine-month period ended October 31, 2004, from $64,000, or 1% of license revenue, during the nine-month period ended October 31, 2003. The increase in absolute dollars in comparison to the prior periods was primarily due to the aforementioned $4.0 million one-time payment to EDS as well as additional third party royalties due to increased sales. Excluding the effect of the $4.0 million one time payment to EDS, we expect that our cost of license revenue will increase in absolute dollars in the next fiscal quarter.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for consulting services, facility costs and travel expenses. Cost of services revenue increased in absolute dollars and decreased as a percentage of services revenue, to $2.1 million, or 73% of services revenue, during the three-month period ended October 31, 2004, from $1.1 million, or 96% of services revenue, during the three-month period ended October 31, 2003. Cost of services revenue increased in absolute dollars and decreased as a percentage of services revenue, to $5.8 million, or 83% of services revenue, during the nine-month period ended October 31, 2004 from $3.1 million, or 112% of services revenue, during the nine-month period ended October 31, 2003. The increase in absolute dollars in both the three and nine-month periods was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 17 on October 31, 2003 to 34 on October 31, 2004, which reflects the effect of the Tangram acquisition, and increased outsourced contractor fees to fulfill service obligations as a result of the increase in our customer base, while the decrease as a percentage of services revenue was primarily due to a greater increase in revenue than costs reported during the three and nine-month periods ended October 31, 2004. We expect that our cost of services revenue will increase in absolute dollars in the next fiscal quarter.

Amortization of developed technology. As a result of the acquisition of Tangram, we began amortizing purchased developed technology through cost of sales beginning in the first quarter of fiscal 2005. The value assigned to developed technology was approximately $2.9 million, which is being amortized on a straight-line basis over a four-year life at a rate of approximately $179,000 per quarter.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and amortization of purchased equipment and software. Research and development expenses increased in absolute dollars and decreased as a percentage of net revenue, to $3.9 million, or 39% of net revenue, during the three-month period ended October 31, 2004 from $2.1 million, or 42% of net revenue, during the three-month period ended October 31, 2003. Research and development expenses increased in absolute dollars and decreased as a percentage of net revenue, to $9.8 million, or 38% of net revenue, during the nine-month period ended October 31, 2004 from $6.6 million, or 56% of net revenue, during the nine-month period ended October 31, 2003. The increase in absolute dollars in both the three and nine-month periods was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 45 on October 31, 2003 to 87 on October 31, 2004, which reflects the effect of the Tangram acquisition as well as additional hiring necessary to meet the current needs of our business, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported during the three and nine-month periods ended October 31, 2004. We expect that our research and development expenses will increase in absolute dollars in the next fiscal quarter.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, fees for consulting services, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs. Sales and marketing expenses increased in absolute dollars and decreased as a percentage of net revenue, to $4.1 million, or 40% of net revenue, during the three-month period ended October 31, 2004 from $2.2 million, or 45% of net revenue, during the three-month period ended October 31, 2003. Sales and marketing expenses increased in absolute dollars and decreased as a percentage of net revenue, to $10.5 million, or 40% of net revenue, during the nine-month period ended October 31, 2004 from $6.5 million, or 55% of net revenue, during the nine-month period ended October 31, 2003. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses as well as an increase in related recruiting costs due to an increase in headcount from 28 on October 31, 2003 to 50 on October 31, 2004, which reflects the effect of the Tangram acquisition as well as additional hiring necessary to meet the current needs of our business, increased advertising and promotional activities, and increased commissions due to increased sales. Non-cash compensation charges for a stock award decreased to $53,000 in the three-month period ended October 31, 2004 from $120,000 in the three-month period ended October 31, 2003. However, there was an increase to $204,000 in the nine-month period ended October 31, 2004 from $120,000 during the nine-month period ended October 31, 2003. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported in the three and nine-month periods ended October 31, 2004. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal quarter.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and non-cash compensation charges (recovery) for the cancellation and modification of stock option awards. General and administrative expenses decreased in both absolute dollars and as a percentage of net revenue, to $2.1 million, or 20% of net revenue, during the three-month period ended October 31, 2004 from $2.4 million, or 48% of net revenue, during the three-month period ended October 31, 2003. General and administrative expenses decreased in both absolute dollars and as a percentage of net revenue, to $4.9 million, or 19% of net revenue, during the nine-month period ended October 31, 2004 from $7.1 million, or 60% of net revenue, during the nine-month period ended October 31, 2003. The decrease in absolute dollars and as a percentage of net revenue was primarily due to a non-cash compensation charge (recovery) related to the revaluation of variable stock option awards and modification of stock option awards of ($188,000) and $1,162,000 during the three-month periods ended October 31, 2004 and October 31, 2003, respectively. Non-cash compensation charge (recovery) was ($813,000) and $2,373,000 during the nine-month periods ended October 31, 2004 and October 31, 2003, respectively. This is offset by increased salaries and related personnel expenses due to an increase in headcount from 19 to 23, which reflects the effect of the Tangram acquisition, and increased costs incurred related to Sarbanes-Oxley compliance. Excluding the effect of costs related to Sarbanes-Oxley compliance and any non-cash compensation charges in connection with the revaluation of variable stock option awards or modification of stock option awards which cannot be determined until the last day of the quarter, we expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter.

In-process research and development charges. In-process research and development was $610,000, which was recognized during the three-month period ended April 30, 2004. This charge resulted from the write-off of in-process research and development costs in connection with the acquisition of Tangram.

Restructuring costs (recoveries), net. In fiscal 2003, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS and recorded restructuring costs of $13.3 million in the three-month period ended October 31, 2002. The restructuring program included a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of our ability to sublease excess facilities based on known prevailing real estate market conditions at that time. During the three-month period ended October 31, 2004, we recorded a recovery for sublease payments received $54,000. We recorded a restructuring charge of $269,000 as a result of payments made pursuant to amendments to our facility leases entered into in the three-month period ended October 31, 2003. During the nine-month period ended October 31, 2004, we recorded a recovery for sublease payments received of approximately $258,000, a recovery due to the settlement of a sublease agreement of approximately $190,000, and a recovery due to the amendment of our facility sub-lease of $610,000. During the nine-month period ended October 31, 2003, we recorded an adjustment to the restructuring charge of $1,056,000 as a result of a change in our estimates due to a decrease in management’s estimate of sublease income over the remaining term of the sublease based upon the financial condition of the subtenant and $269,000 as a result of payments made pursuant to amendments to our facility leases. In addition, we recorded a recovery for property and equipment of $141,000 during the nine-month period ended October 31, 2003. See Note 3, “Restructuring Costs,” in the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a further discussion of these restructuring charges.

Amortization (reversal) of deferred stock compensation. Amortization of deferred stock compensation was approximately $1,000 in the three-month period ended October 31, 2004 compared to $66,000 in the three-month period ended October 31, 2003. The decrease in the three-month period ended October 31, 2004 from the three-month period ended October 31, 2003 was partially due to the reversal of stock-based compensation expense related to the termination of employees which reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense taken under the graded vesting method and the expense that would have been reflected under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $0 and $215,000 in the three-month periods ended October 31, 2004 and October 31, 2003, respectively in connection with these terminations. In addition, amortization of stock-based compensation decreased each quarter as a result of our use of the graded vesting method, which results in greater compensation expense being recognized in earlier years. We recorded $1,000 and $281,000 in amortization expense in the three-month periods ended October 31, 2004 and October 31, 2003, respectively. Amortization (reversal) of deferred stock compensation was approximately ($131,000) in the nine-month period ended October 31, 2004 compared to $445,000 in the nine-month period ended October 31, 2003. We reversed approximately $234,000 and $812,000 in the nine-month periods ended October 31, 2004 and October 31, 2003, respectively in connection with these terminations. We recorded $104,000 and $1,257,000 in amortization expense in the nine-month periods ended October 31, 2004 and October 31, 2003, respectively.

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

Amortization of other acquisition related intangibles. As a result of the acquisition of Tangram, we began amortizing customer relationships through operating expenses beginning in the first quarter of fiscal 2005. The value assigned to Tangram customer relationships was $2.5 million, which is being amortized on a straight-line basis over a four-year life at a rate of approximately $158,000 per quarter.

Gain on sale of assets and liabilities from Managed Services Business. In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate value of approximately $170,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the condensed consolidated statements of operations for the nine-months ended October 31, 2004.

We recorded a gain for the maintenance of software for customers transferred to EDS of $1.1 million and $1.2 million in the three and nine-month periods ended October 31, 2003 as a result of a settlement agreement with a former Managed Services Business vendor, pursuant to which both parties released the other of all obligations.

Interest and other income, net. Interest and other income, net, increased to a benefit of $193,000 in the three-month period ended October 31, 2004 from a benefit of $156,000 in the three-month period ended October 31, 2003, primarily due to increased interest rates. Interest and other income, net, decreased to a benefit of $462,000 in the nine-month period ended October 31, 2004 from a benefit of $3.0 million in the nine-month period ended October 31, 2003. The decrease in the nine-month period ended October 31, 2004 was primarily due to proceeds received in the prior year period from a settlement with a former Managed Services Business customer of approximately $2.4 million and the recovery of $850,000 in connection with the resolution of certain liabilities related to the Managed Services Business, offset by our obligation to EDS for certain items of equipment retained by us pursuant to our asset purchase agreement with EDS.

Provision for income taxes. We have incurred losses from operations for all periods presented. We have recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the nine-months ended October 31, 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of October 31, 2004, we had approximately $59.0 million in cash, cash equivalents and restricted cash. On August 15, 2002, we received $63.5 million in gross cash proceeds ($61.2 million net of transactions expenses) from the sale of our Managed Services Business to EDS. On March 14, 2001, we received approximately $163 million in net cash proceeds from the sale of our common stock in an initial public offering and a private placement to Compaq.

Net cash used in operating activities was $2.5 million for the nine-month period ended October 31, 2004. Net cash used in operating activities was $15.3 million for the nine-month period ended October 31, 2003. Net cash used in operating activities for the nine-month period ended October 31, 2004 was primarily the result of a net loss, including the $4.0 million one-time payment to EDS and a $2.0 million payment to settle the Qwest litigation, a benefit related to stock-based compensation agreements, and an increase in accounts receivable, offset by depreciation and amortization expense, an increase in advances from customers, and deferred revenue. Net cash used in operating activities for the nine-month period ended October 31, 2003 was primarily the result of a net loss, including a $11.7 million payment related to the Managed Service Business in connection with amendments to our lease facilities, and an increase in accounts receivable, offset by depreciation and amortization expense, charges related to stock-based compensation agreements, and an increase in deferred revenue.

Net cash provided by (used in) investing activities was approximately ($1.5) million and $131,000 for the nine-month periods ended October 31, 2004 and October 31, 2003, respectively. Net cash used in investing activities for the nine-month period ended October 31, 2004 consisted of purchases of capital equipment and direct acquisition costs paid related to the acquisition of Tangram, partially offset by net cash acquired from the acquisition of Tangram and a decrease in restricted cash. Net cash provided by investing activities for the nine-month period ended October 31, 2003 consisted of a reduction in restricted cash, offset by investments in capital equipment.

Net cash provided by financing activities was $5.0 million and $5.2 million for the nine-month period ended October 31, 2004 and October 31, 2003, respectively. Net cash provided by financing activities for both the nine-month period ended October 31, 2004 and 2003 was primarily attributable to proceeds received from the exercise of stock options and payments received from stockholder notes receivables.

As of October 31, 2004, our principal commitments consisted of obligations outstanding under operating leases for facilities. The following summarizes our contractual obligations at October 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Operating leases, net of subleases	$11,028	$1,834	$3,992	$3,910	$1,292

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements. For example, in December 2004, we announced our intended acquisition of Rendition Networks, Inc., a network device automation company located in Seattle, Washington.

Recent Accounting Pronouncement

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment”, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”, and will likely be known as Statement of Financial Account Standards No. 123R, “Share Based Payment” (“SFAS 123R”). The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. SFAS 123R should provide public companies with a choice of transition methods to implement the final standard. Regardless of which transition method a company selects, the cumulative effect of adopting SFAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005 (i.e., for the third quarter ending September 30, 2005 for calendar year-end companies). An example of such a cumulative effect may be an adjustment to reclassify awards classified as equity under SFAS 123 to a liability under SFAS 123R. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

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

Revenue Recognition. We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”), Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition,’” (“SOP 98-4”) SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” (“SOP 98-9”) and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable, in which case revenue is recognized no earlier then when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. Generally, no customer has a right of return privilege.

We generate revenue from the sale of our software licenses and services, including revenue from maintenance and support agreements and professional service agreements. To date, the vast majority of our revenue has been recognized ratably over the remaining post-contract support (“maintenance”) obligation period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence (“VSOE”) of fair value of our maintenance.

Revenue from enterprise software licenses is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. For perpetual licenses, until we establish VSOE of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the remaining maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once we establish

VSOE of fair value for maintenance, we will recognize perpetual license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered as prescribed by SOP 98-9. We will recognize maintenance revenue ratably over the term of the maintenance contract once VSOE of fair value for all undelivered elements including maintenance exists. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the stated or renewal rate). Customers that enter into maintenance contracts generally have the ability to renew these contracts at the renewal rate. Maintenance contracts are generally one year in duration. See Note 4, “Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the amended license and maintenance agreement with EDS.

In the case of pre-packaged software, for which we have established VSOE of fair value for maintenance, we recognize license revenue, provided that all of the following conditions are met: (1) persuasive evidence of an arrangement exists, (2) the software product has been delivered to the customer and there are no uncertainties surrounding product acceptance, (3) fees are fixed or determinable, and (4) collectibility is probable. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based on the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. Currently, when services (excluding maintenance and support services), are considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed and delivered, as we do not have VSOE of fair value for maintenance. If we establish VSOE of fair value for maintenance and (1) services are considered essential or (2) the arrangement involves customization or modification of our software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services (excluding maintenance and support) revenue under the arrangement would be recognized under the percentage of completion method of accounting based upon input measures of costs. If such estimates are not available, the completed contract method is utilized. When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

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

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model has shifted from providing managed Internet services to primarily licensing our Opsware System software. We have limited experience operating our Software Business. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. In addition, we have acquired an existing business and a suite of software products from Tangram in order to address additional aspects of the IT automation market. We have limited experience operating this acquired business as well. Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. In addition, our future prospects may be hindered by our relative lack of experience in operating our own business and any businesses that we may acquire to augment our core business. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy our products to a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of support for our products and support the deployment of a higher volume of our products;

•	deploy our products in the time frame we anticipate in order to meet our revenue forecasts;

•	develop new product offerings and extend the functionality of our existing technologies;

•	develop and extend our Opsware System software to support a wide range of hardware and software to meet the diverse needs of customers;

•	integrate acquired businesses and technologies;

•	develop an effective direct sales channel to sell our Opsware System product line;

•	develop additional strategic partnerships to facilitate our ability to market and sell our Opsware System product line;

•	develop modules that permit our Opsware System software to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

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

Our operating results are and will continue to be highly dependent upon our relationship with EDS, and any deterioration of our relationship with EDS could adversely affect the success of our Software Business.

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the three and nine-month periods ended October 31, 2004, EDS accounted for 50% and 58% of our net revenue, respectively. As of October 31, 2004, EDS accounted for 49% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Although we extended our license and maintenance agreement with EDS through March 2008, we cannot assure you that EDS will renew the license beyond the extended term or that if EDS does renew the license beyond the extended term, it will do so on the terms contemplated in the agreement. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. In addition, we cannot assure you that EDS will achieve the benefits they expect from the Opsware System software or that they will be able to continue to deploy our software successfully or in the time frames contemplated by the license agreement. Each of these factors may affect EDS’ willingness to renew the license. If EDS does not renew the license, our business and operating results may be adversely affected and this may negatively impact our reputation and our ability to license our Opsware System software to other customers. In addition to these risks, the occurrence of any of the adverse events discussed elsewhere in these Risk Factors could negatively impact our relationship with EDS and, consequently, our business.

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

In order to recognize the cash received from our customers under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of VSOE of fair value for maintenance. In addition, we may not establish VSOE of fair value for maintenance in the foreseeable future. Accordingly, if we do not establish VSOE of fair value for maintenance we will recognize license, maintenance and professional services revenues ratably over the maintenance period. To date, the vast majority of our revenue from the sale of enterprise software has been recognized ratably over the remaining maintenance period after deployment of the software and we have not established vendor specific objective evidence of fair value for maintenance.

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

We may be required to spend significant funds to continue developing our software products, and to expand research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of October 31, 2004, we had an accumulated deficit of $466.4 million. We expect to continue to experience operating losses for the foreseeable future.

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

We have entered into a definitive agreement to acquire Rendition Networks, Inc., and in the future, may engage in additional acquisitions or investments, which may place a strain on our resources, cause dilution to our stockholders and harm our operating results.

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2004, we completed our acquisition of all of the outstanding capital stock of Tangram Enterprise Solutions, Inc., a software and services provider located in North Carolina. In addition, in December 2004, we entered into a definitive agreement to acquire Rendition Networks, Inc., a network device automation company located in Seattle, Washington. The closing of the acquisition is subject to customary closing conditions, including regulatory approval and the approval of Rendition’s stockholders. If we fail to evaluate and execute acquisitions, including the acquisition of Rendition, or investments successfully, they may seriously harm our business. We may not realize any benefit from any acquisitions, including the acquisition of Tangram and the pending acquisition of Rendition, if we are unable to do the following:

•	effectively market and sell the newly acquired products;

•	effectively provide services to any newly acquired customers;

•	properly evaluate the technology acquired;

•	accurately forecast the financial impact of the transaction, including but not limited to, accounting charges related to the impairment of assets acquired and transaction expenses;

•	manage the expenses of the acquired business;

•	integrate and retain personnel;

•	manage geographically dispersed operations;

•	address unforeseen liabilities or risks associated with the acquired company;

•	combine potentially different corporate cultures; and

•	effectively integrate services and products as well as technology, sales, marketing and support operations.

If we fail to do any of these, we may suffer losses, our resources may become strained and or our management’s attention may be diverted from other important business concerns. We may lose key employees while integrating new organizations. Acquisitions could result in customer dissatisfaction, performance problems with an acquired company and its technology, contingent liabilities or possible impairment charges, any of which could harm our business. In addition, if we conduct acquisitions using convertible debt or equity securities, our existing stockholders will experience dilution in their investment.

The market for our technology and services is competitive and we may not have the resources required to compete effectively.

The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors include large software and systems companies as well as small publicly traded and privately-held companies. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small publicly traded and privately-held companies.

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

If we fail to timely complete the evaluation of our internal controls as required under Section 404 of the Sarbanes-Oxley Act, or our independent registered public accounting firm is unable to timely complete its attestation procedures for our controls, we may suffer adverse regulatory and/or capital markets consequences, which may include a decline in the market price of our common stock.

Beginning with our annual report on Form 10-K for the fiscal year ended January 31, 2005, Section 404 of the Sarbanes-Oxley Act requires an annual review and evaluation of our internal controls by our management, and an attestation of the effectiveness of these controls by our independent registered public accounting firm. We are currently documenting and testing our controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. This process has caused us to incur, and we expect to continue to incur, substantial costs and continue to devote substantial efforts, which could adversely affect our results of operations. We may encounter problems or delays in completing our review and evaluation due to insufficient time and/or resources. If any deficiencies in our control environment are identified, we may not have sufficient time or resources to implement improvements to our controls or new controls to address such deficiencies. In addition, we may not complete our evaluation of our internal controls in time to permit our independent registered public accounting firm to timely complete its assessment of our internal controls and/or we may not receive a positive attestation from them. This could, in turn, impact our ability to comply with applicable SEC rules and regulations relating to the filing of our financial statements and have an adverse affect on the trading price of our stock as we cannot predict how the market or regulators will react.

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

We have formed in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. For example, we have entered into a software distribution license with Hewlett-Packard, under which Hewlett-Packard has agreed to distribute our Opsware System software and provide consulting and implementation services related to our Opsware System software. Furthermore, we have entered into a software distribution license with NEC pursuant to which NEC may use, market, sell, and support our Opsware System software in Japan. We cannot guarantee that any new customer relationships or revenue will result from these agreements. In addition, Hewlett-Packard has recently made an acquisition of a business in our market space and this may affect their willingness to distribute our products and may harm our relationship with them. In fact, we may not achieve any benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners, including Hewlett-Packard or NEC, experience financial difficulties, we may not be able to realize any benefits from these relationships.

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

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and limit our ability to use our technology or sell some or all of our products.

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Similarly, although we believe that we are in compliance with the terms and conditions of the open source licenses that we incorporate into our technology, we could be found to be non-compliant or infringing upon the rights of others if these open source technologies prove to be proprietary. Intellectual property litigation or claims could force us to do one or more of the following:

•	engage in costly litigation and pay substantial damages to customers or third parties;

•	stop licensing technologies that incorporate the challenged intellectual property;

•	terminate existing contracts with customers or with channel partners;

•	obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all;

•	expose portions of our technology to the open source community; and

•	redesign our technology and products, if feasible.

If we are forced to take any of the foregoing actions, our business and financial condition may be seriously harmed. In addition, the occurrence of any of these conditions could have the effect of increasing our costs and reducing our revenue. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

Our business will suffer if we do not enhance our products or introduce new products and upgrades to meet changing customer requirements.

The market for our products and services is characterized by rapid technological change, uncertain product life cycles, changes in customer demands, evolving industry standards and increased complexity and interdependence of our applications. Any delays in responding to these changes and developing and releasing enhanced or new products and upgrades could hinder our ability to retain existing and obtain new customers or otherwise remain competitive. In particular, our technology is designed to support a variety of hardware and software products that we believe to be proven and among the most widely used. We cannot be certain, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers’ hardware and software configurations. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, fail to introduce new products and upgrades or fail to fully develop our new product offerings, our technology may not achieve widespread acceptance and could become obsolete, which would significantly harm our business.

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

The IT automation software market is relatively new, and our business will suffer if the market does not develop as we expect.

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

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue grows, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future. In addition, we are dedicating significant resources in connection with our ongoing Section 404 assessment required under the Sarbanes-Oxley Act and may be required to hire additional staff members to assist in these efforts.

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

Among the factors that could affect our stock price are:

•	variations in our quarter-to-quarter operating results;

•	the loss of any of our significant customers or our failure to obtain new customers or renew existing contracts;

•	announcements by us or our competitors of significant contracts, new or enhanced products or services, acquisitions, distribution partnerships, joint ventures or capital commitments;

•	changes in our financial estimates or investment recommendations by securities analysts following our business;

•	our sale of common stock or other securities in the future;

•	changes in economic and capital market conditions for companies in our sector;

•	changes in the enterprise software markets;

•	changes in market valuations or earnings of our competitors;

•	changes in business or regulatory conditions;

•	interest rates and other factors affecting the capital markets;

•	fluctuations in the trading volume of our common stock; and

•	the occurrence of any of the adverse events discussed elsewhere in these Risk Factors.

Insiders have substantial control over us and this could delay or prevent a change in control and could negatively affect your investment.

As of November 30, 2004, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 30.8% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

Substantial sales of our common stock could depress our stock price.

If our stockholders, including our officers and directors and their affiliates, sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of November 30, 2004, we had 85,114,307 shares of common stock outstanding. In connection with the completion of our acquisition of Tangram in February 2004, we issued approximately 1.1 million shares of our common stock and registered those shares with the Securities and Exchange Commission. Furthermore, if we consummate the pending acquisition of Rendition Networks, we will be required to issue approximately 2.68 million shares of our common stock to the stockholders of Rendition. Sales of any of these shares could depress our stock price. In addition, if certain venture capital firms that continue to hold our outstanding stock were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on January 31, 2005. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company, as well as correcting deficiencies identified by our independent registered public accounting firm and us. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with a third party consulting firm. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with the audit committee of our board of directors. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPSWARE INC.

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: December 9, 2004

EXHIBIT INDEX

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