Form 10-K
period 2005-01-31
OPSWARE INC
filed 2005-04-15
CIK 1100813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ National Market of the registrant’s Common Stock on July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $316.4 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2005, 98,330,473 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders, scheduled for June 21, 2005.

1

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, financial results, operating results, revenue generated from the sale of our software products, including our license and maintenance agreement with EDS, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and potential expansion in our direct and indirect sales organizations.

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

The consolidated financial statements and related information contained in this Annual Report on Form 10-K reflect our balance sheet results as of January 31, 2005 and 2004, and our statements of operations, stockholders’ equity and cash flows for each of the three years ended January 31, 2005, 2004 and 2003. On August 15, 2002, we completed the sale of our Managed Services Business to EDS and are now focused solely on our Software Business. As a result, the historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future results from our Software Business.

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of IT automation software products for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. In this annual report, we refer to this business as our Software Business. Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, business applications and network devices. In addition, our software products automate IT operations across servers, software, applications and network devices and discover and track assets across the IT environment. Our product lines include the Opsware Server Automation System (OSAS), the Opsware Network Automation System (ONAS) and the Opsware Asset Management System (OAMS). OSAS automates key server, software and application operations. ONAS automates network device operations for large data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals, and underutilization of idle and redundant assets.

Our products work across geographically disparate locations and heterogeneous IT environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls. By using our IT automation software, we believe customers can lower their IT operational costs, more quickly deploy new servers, applications and network infrastructure, speed operations to respond faster to changing business needs, increase the efficiency of server and network administrators, achieve higher service quality and security and improve tracking of IT assets.

Businesses and government agencies are increasingly turning to IT automation solutions to reduce operational costs, improve IT efficiencies, centralize and remotely manage operations, ensure continuity of operations and reduce the costs of disaster recovery. Demand for our software is driven by the rapid growth of servers and network devices across IT organizations that is resulting from the migration of client-server based applications to web-based applications, the increase in the numbers of Windows servers, the rapid adoption of the Linux platform, the growth of Intel-based servers and the increase in the number of network devices within IT environments. Rapid server growth in data centers and at remote locations and increasing application complexity across the IT environment have resulted in a corresponding escalation in labor costs, a degradation in operations quality and a security crisis within IT organizations. In addition, we believe that several other factors are driving the demand for our products, including the need to protect servers and network infrastructure from security vulnerabilities, to quickly and more cost-effectively deploy servers, applications and network infrastructure, to track hardware and software assets and labor costs, to manage frequent changes across servers and network devices and the need to ensure servers, network devices and applications comply with corporate and regulatory compliance policies such as the Sarbanes-Oxley Act, HIPAA and COBIT. Our products provide customers with a software solution that is reliable, secure, and scalable and allows them to reduce operational costs, increase IT efficiencies and improve operations quality.

Products and Services

Opsware Server Automation System

OSAS automates key server, software infrastructure and application operations in data centers and remote locations, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications across geographically disparate locations and heterogeneous IT environments.

Some of the key capabilities and benefits of OSAS are:

•	Automated Provisioning. OSAS automates many of the tasks involved in provisioning new servers including provisioning UNIX, Linux and Windows operating systems, software infrastructure and applications tracking, which enables IT organizations to increase efficiencies and reduce the number of IT staff required to perform these operations.

•	Automated Change and Configuration Management. OSAS automates the tasks associated with managing system and application-level changes and configuration changes across operating systems and software infrastructure tracking, which enables IT organizations to increase efficiencies and reduce the costs associated with change and configuration management.

•	Automated Auditing and Compliance Management. OSAS automates the process of auditing and remediating servers and deployed software thereby allowing IT organizations to meet internal and regulatory compliance requirements and policies.

•	Automated Patching and Security Administration. OSAS is designed to enable a high level of security for operational tasks from provisioning to patching to re-configuration and rollback. OSAS identifies potentially vulnerable servers and software applications and enables rapid distribution and installation of required patches to managed servers and the applications that run on them. This enables IT organizations to protect servers against external vulnerabilities and maintain appropriate security patch levels. OSAS is a highly secure system and supports fine-grained access control for operational functions so that only authorized personnel can make changes to systems.

•	Disaster Recovery. OSAS Multimaster replication facilitates rapid disaster recovery by automatically maintaining an up-to-date configuration database for all managed servers and uses the information contained in this database to rapidly rebuild servers and applications in the event of a disaster. This enables IT organizations to speed and lower the cost of disaster recovery by allowing them to quickly recover and rebuild the underlying server and application infrastructure of their IT environment in a geographically distinct data center or remote location.

•	Automated Reporting. OSAS includes a reporting system that provides customers with pre-defined and custom reports. OSAS reporting capabilities include reports on all supported operational activities, asset reporting, security administration and compliance management.

•	Knowledge, Policy and Best Practices Encapsulation. OSAS provides built-in domain knowledge across a variety of operating systems and applications including, for example, best practice installation and configuration information. In addition, OSAS incorporates operational policies and best practices to deliver higher quality operations and consistency across operations. OSAS enables customers to capture their own best practices and operational policies within the system. Knowledge encapsulation also enables IT organizations to capture expertise in the system so that the knowledge can be leveraged and shared across all users of the system.

•	System Extensibility. OSAS can be extended by IT organizations enabling the development of additional customer specific automation modules. The system also integrates with other external IT systems such as incident management and performance management systems through application programming interfaces.

•	Multi-location Operations. Opsware Multimaster and Opsware Satellite technologies enable multi-location operations and centralized control of systems located at remote locations. Opsware Satellite enables automated management of servers at remote locations regardless of location and network bandwidth. All operations are conducted over OSAS’s secure communication channel.

Opsware Network Automation System

In February 2005, we completed our acquisition of Rendition Networks, Inc., a software and services provider based in Redmond, Washington. As a result of the acquisition, we now offer our ONAS product.

ONAS automates key network device operations including the management of switches, routers, firewalls and load balancers in data centers and remote locations. ONAS automates the full lifecycle of network infrastructure operations including provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering network devices across geographically disparate locations and heterogeneous IT environments.

Some of the key capabilities and benefits of ONAS are:

•	Automated Provisioning, Change and Configuration Management. ONAS automates many of the tasks involved in provisioning, updating, configuring and re-configuring switches, routers, load balancers and firewalls. Automated provisioning, change and configuration management are designed to increase IT efficiency, increase network availability and reduce the number of network engineering staff required to perform these operations. ONAS supports devices from a variety of network device vendors, such as Cisco, Juniper/Netscreen, Nortel, 3Com, Extreme, Check Point, F5, Foundry, HP and others.

•	Automated Auditing and Compliance Management. ONAS automates the process of auditing and remediating network devices to ensure that they meet internal and regulatory compliance requirements and policies. ONAS provides a comprehensive compliance center thereby enabling customers to reduce the costs and time associated with compliance management and compliance reporting.

•	Automated Patching and Security Administration. ONAS is designed to enable a high level of security for operational tasks from provisioning to patching to re-configuration to auditing and change management. ONAS identifies potentially vulnerable network devices and enables rapid distribution and installation of required patches to managed devices. ONAS also provides a fine-grained access control mechanism so only authorized administrators can make changes to network devices and enables administrators to lock-down devices to prevent tampering or unauthorized changes.

•	Process Automation. ONAS enables IT processes to be encapsulated in the system and those processes and operations workflows to be automated. The automation of key IT processes improves quality and efficiency of operations.

•	System Extensibility. ONAS provides an extensible architecture that enables new network device types to be easily supported by the system. The system extensibility enables customers to automate a wide range of network device types, manufacturers and models.

Opsware Asset Management System

Our OAMS product enables IT organizations to discover IT hardware and software assets, track assets on an ongoing basis and reduce the expense resulting from excess hardware and software purchases, unnecessary maintenance renewals, and underutilization of idle and redundant assets. OAMS also enables IT organizations to accurately track and report on enterprise wide hardware and software asset deployment and utilization, and provides help desk staff with detailed visibility into current and historical hardware and software configuration and usage information, aiding in rapid problem diagnosis, troubleshooting and problem resolution.

•	Automated discovery and asset tracking. OAMS discovers and tracks hardware and software assets across IT environments. OAMS can be used to discover and track a range of IT assets including desktops, servers, network devices and handheld devices.

•	Software utilization. OAMS provides detailed information on software usage and licensing, to reduce overbuys and detect potential license violations.

•	Central CMDB and reporting. OAMS populates and creates comprehensive reports from the central configuration management database (CMDB) with accurate and timely information about all assets, aggregated from multiple systems.

•	Track hardware and PDA devices. OAMS manages hardware PDA devices to minimize security breaches and reduce support requests, and provides up-to-date information on asset usage to reduce maintenance and support costs.

•	Facilitates disaster recovery. OAMS enables IT organizations to develop disaster recovery contingency plans by providing detailed visibility into key assets, their location and configuration so that systems and devices may be quickly rebuilt in the event of a disaster.

•	License tracking. OAMS supports a license tracking add-on module that enables IT organizations to track and manage software licenses and compliance contracts for the purpose of tracking license usage and renewals.

Maintenance and Technical Support

We offer telephone, email and remote access maintenance and support packages to our customers. Our maintenance and support packages entitle customers to unspecified future maintenance releases, and updates and upgrades to the versions of our products used by them, if and when commercially released. From time to time, our customers request additional support services on a time and materials basis.

Professional Services

Our professional services organization provides product training, consulting and implementation services to assist customers in maximizing the benefits of our software products.

Customers

We sell our OSAS, ONAS, and OAMS product lines to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. Our customers include Allmerica Financial, Comcast, EDS, The Home Depot, The Gap, Federal Express, Sallie Mae, Lehman Brothers, Countrywide Financial, Microsoft MSN, BP, T-Mobile, Putnam Investments, Northrup Grumman, and other agencies of the U.S. government. For the fiscal year ended January 31, 2005, EDS and NTT Communications Corporation accounted for 54% and 11% of our net revenues, respectively. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. The loss of EDS as a customer would have a material adverse effect upon our business and financial condition.

Industry Relationships

NEC Corporation.    We have entered into a software distribution license agreement with NEC pursuant to which NEC may use, market, sell, and support our software products in Japan. NEC intends to sell our software products in connection with its VALUMO Platform technology, as both a standalone product or integrated with other VALUMO products that support mission critical systems. In January 2005, we entered into an amendment of our software distribution license agreement with NEC to enable NEC to utilize OSAS for its internal use.

Nortel.    Our distribution relationship with Nortel allows all resellers in their Select Product Program in North America to purchase ONAS.

In addition, we have a number of relationships with resellers and system integrators to support our sales efforts and professional services obligations with our U.S. government customers.

Research and Development

As of January 31, 2005 and April 1, 2005, we had 90 and 113 full-time employees in research and development, respectively. The increase is primarily due to our acquisition of Rendition Networks, Inc. Our research and development organization designs, develops and tests the technologies that we offer to our customers as well as the services that we use internally to streamline customer deployment and support processes. The goal of this organization is to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands. In this way, our research and development organization is responsible for the extension of our technology’s capabilities. During the fiscal years ended January 31, 2005, 2004 and 2003, our research and development expense was $14.3 million, $8.7 million and $12.7 million, respectively. The fiscal year 2003 amounts include results from our Managed Services Business prior to the sale of this business on August 15, 2002.

Sales and Marketing

As of January 31, 2005 and April 1, 2005, we had 54 and 64 full-time employees in sales and marketing, respectively. The increase is primarily due to our acquisition of Rendition Networks, Inc. We sell and market our services in the United States, Europe and Asia Pacific through a direct sales force and indirect channels. We continue to expand the number of direct sales representatives to enhance our geographic coverage. In addition, we intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators.

We focus our marketing efforts on sales force enablement, increasing brand recognition, market awareness and lead generation. We intend to continue to invest in building our brand recognition and sales pipeline through lead generation programs, public relations programs, industry analysts, trade shows and industry and partner conferences.

Competition

Our competitors include large software, hardware and systems companies as well as small, privately-held companies. The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer point solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices.

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

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability to address customer needs with their product offerings. Our competitors and other companies may consolidate with one another or acquire other technology providers, enabling them to offer a broader array of products and more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that could impede our ability to compete successfully and harm our business. In addition, to the extent that we seek to expand our product lines, managerial and technical personnel skills and capacity through acquisitions, the trend in the software industry toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

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

Employees

As of January 31, 2005, and April 1, 2005 we had 213 and 260 full-time employees, respectively. The increase is primarily due to our acquisition of Rendition Networks, Inc. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition can be intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Available Information

We were incorporated in September 1999 as a Delaware corporation. Our Internet website is located at http://www.opsware.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Our corporate headquarters are located in Sunnyvale, California, where we rent approximately 75,000 square feet under a lease expiring in 2010, of which we sublease approximately 25,000 square feet to EDS through August 2006. We lease additional space in Sunnyvale, CA terminating in November 2005 that totals approximately 30,000 square feet, which is no longer subleased as of February 15, 2005. We also occupy a facility in Cary, North Carolina, consisting of approximately 13,000 square feet under a lease that terminates in May 2007. As a result of our acquisition of Rendition Networks in February 2005, we now occupy a facility in Redmond, Washington, consisting of approximately 11,000 square feet under a lease that terminates June 1, 2005. In addition, we have a number of operating leases for field sales offices. We believe that our facilities are adequate to meet current requirements.

ITEM 3.	LEGAL PROCEEDINGS

We currently have no pending or threatened material litigation. In the future, we may be subject to lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “OPSW”. The following table sets forth for each of the two preceding fiscal years the high and low sales closing prices per share of our common stock as reported by the NASDAQ National Market for each full quarterly period within the two most recent fiscal years.

Fiscal year ended January 31, 2004:	High	Low
First Quarter	$3.93	$1.53
Second Quarter	6.36	2.70
Third Quarter	9.25	4.60
Fourth Quarter	9.62	5.50

Fiscal year ended January 31, 2005:	High	Low
First Quarter	$9.47	$6.56
Second Quarter	8.65	5.59
Third Quarter	6.61	4.82
Fourth Quarter	7.45	5.41

We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 1, 2005, there were approximately 633 stockholders of record of our common stock. Because many brokers and other institutions hold stock on behalf of our stockholders, the total number of beneficial holders of our common stock is greater than that represented by these record holders.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.”

On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the historical financial information relating to the periods prior to August 15, 2002 is not related to our Software Business and is not indicative of future actual results from our Software Business.

	Year Ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$37,792	$18,050	$37,703	$56,012	$15,486
Restructuring costs (recoveries), net	(1,085)	1,028	19,682	31,471	—
Amortization (reversal) of deferred stock compensation	(131)	606	(14,303)	42,666	71,725
Total costs and expenses	49,718	32,277	99,008	263,346	180,292
Loss from operations	(11,926)	(14,227)	(61,305)	(207,334)	(164,806)
Gain from retirement of senior discount notes	—	—	8,736	—	—
Gain on sale of assets and liabilities related to Managed Services Business	4,165	1,252	50,660	—	—
Loss before deemed dividend	(7,246)	(8,409)	(3,247)	(210,675)	(166,420)
Series C convertible preferred stock deemed non-cash dividend	—	—	—	—	(67,530)
Net loss	$(7,246)	$(8,409)	$(3,247)	$(210,675)	$(233,950)
Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.05)	$(3.45)	$(165.57)

Certain reclassifications have been made to prior fiscal year amounts in order to conform to the current fiscal year presentation.

	As of January 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$121,355	$58,116	$66,983	$115,638	$80,422
Working capital	101,204	39,882	43,378	56,291	19,643
Total assets	143,591	70,807	75,879	174,297	148,212
Long-term obligations and senior discount notes, net of current portion	—	—	23	56,657	43,063
Accrued restructuring costs, net of current portion	1,466	2,154	7,840	7,363	—
Stockholders’ equity	116,662	47,225	46,138	57,476	58,591

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward- looking statements that involve risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” See also “Cautionary Statement Regarding Forward-Looking Statements.” The consolidated financial statements and related information contained in this Annual Report on Form 10-K reflect our results as they existed for the fiscal year ended January 31, 2005.

Overview

We are a provider of IT automation software for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. In this annual report, we refer to this business as our Software Business. Our software products include the Opsware Server Automation System (OSAS), the Opsware Network Automation System (ONAS) and the Opsware Asset Management System (OAMS). Our software products automate IT operations across servers, software, applications and network devices and discover and track assets across the IT environment. OSAS automates key server, software and application operations. ONAS automates network device operations for large data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals, and underutilization of idle and redundant assets. Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, business applications and network devices.

Prior to August 2002 (fiscal year ending January 31,2003), we primarily provided managed Internet services for corporations and government agencies operating mission-critical Internet applications. We referred to this business as our Managed Services Business. We used our proprietary Opsware automation technology in the Managed Services Business, and have since integrated this technology into our software products. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash pursuant to an asset purchase agreement. At the time that we entered into the asset purchase agreement, we also entered into a separate license and maintenance agreement with EDS pursuant to which we granted EDS a license whereby EDS has certain rights to use our software products. Under the license and maintenance agreement, EDS agreed to pay us a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years. The obligation of EDS to pay us was subject to our development of specified features and functions, which we delivered to EDS and for which we received acceptance from EDS during the quarter ended April 30, 2003.

In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the previous $52.0 million commitment EDS initially made in August 2002. Pursuant to our amendment of the license and maintenance agreement with EDS, (1) the term of the original agreement was extended through March 2008, (2) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (4) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (5) we agreed to provide certain third-party equipment and software for EDS’ use in connection with our software products, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1,583,333 per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized based on the lesser of ratably or when monthly payments become due over the extended term of the amended agreement. In October 2004, we entered into a second amendment of the license and maintenance agreement with EDS pursuant to which we provided EDS with $4.0 million for their purchase of computer equipment required to support their planned deployment of our software products within EDS’ facilities. As a result of this amendment, we have no further obligation to provide any equipment to EDS. Accordingly, the amounts paid to EDS pursuant to this second amendment have been charged to cost of sales as a contract acquisition cost.

We expect that our operating results will continue to be largely dependent on our relationship with EDS for the foreseeable future.

In our Software Business, we derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and intend to develop additional indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services. In fiscal 2005 and 2004, 54% and 83% of our revenues came from our license and maintenance agreement with EDS, respectively. Our revenues from these services prior to fiscal 2004 were insignificant because fiscal 2004 was our first full year in our Software Business.

We have various strategic relationships with other technology companies in order to distribute our products and services. For example, in September 2003, we entered into a software distribution license agreement with NEC pursuant to which NEC may use, market, sell, and support our software products in Japan. NEC intends to sell our software products in connection with its VALUMO Platform technology, as both a standalone product or integrated with other VALUMO products that support mission critical systems. In January 2005, we entered into an amendment of our software distribution license agreement with NEC to enable NEC to utilize OSAS for its internal use.

In February 2004, we completed our acquisition of all of the issued and outstanding capital stock of Tangram Enterprise Solutions, Inc. to extend our product offerings and technology capabilities, expand our customer base and increase research and development opportunities. The purchase price of the acquisition was $11.5 million, consisting of $10.0 million of our common stock, or approximately 1.1 million shares, and approximately $1.5 million of direct acquisition costs. See Note 4, “Acquisition of Tangram” in the notes to the consolidated financial statements.

In May 2004, we entered into a settlement agreement with Qwest regarding disputes with Qwest concerning the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $170,000. In addition, the parties reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from Managed Services Business in the consolidated statements of operations for the period ended April 30, 2004.

On February 3, 2005, we completed the acquisition of all of the issued and outstanding capital stock of Rendition Networks, Inc., a provider of network device automation software located in Redmond, Washington. The transaction was valued at approximately $30 million in cash and stock, consisting of $15 million in cash and approximately 2.68 million shares of our common stock. In addition, Rendition’s stockholders received a dividend from Rendition’s existing cash of approximately $6 million at closing. See Note 16, “Subsequent Events” in the notes to the consolidated financial statements.

Restructuring Activities

In August 2002, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). The restructuring program included a provision for the future lease rentals on vacated facilities located in Sunnyvale, California, and a provision for impairment to property and equipment due to the decision to restructure the operations. The net lease payments to be paid on the vacated facilities were computed based on management’s estimates of its ability to sublease excess facilities based on prevailing real estate market conditions at that time. As a result, we recorded restructuring charges of $13.3 million as a component of our operating expenses.

In accordance with SFAS 146, during fiscal 2004 we recorded adjustments to the restructuring charge of approximately $987,000 for a decrease in estimated sublease income, a recovery related to the impairment on the property and equipment, present value adjustments for the remaining payments related to two lease amendments for which we paid a portion or all of the remaining lease obligation (as described below) and the recovery sublease payments received.

In August 2003, we entered into an agreement to amend the facility lease of our corporate headquarters, portions of which we had vacated and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, we reduced our remaining lease commitments renegotiating our lease payments and paying the lessor of our corporate headquarters approximately $7.4 million. This resulted in a reduction of our restructuring liability related to the closing of the sale of our Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge.

In October 2003, we entered into an agreement to amend the facility lease with respect to a vacated facility located in Sunnyvale, California which was included in the August 2002 restructuring program in connection with the sale of the Managed Services Business. Pursuant to the agreement, we paid the remaining rent amount of $4.7 million in one lump sum rather than on a continuing monthly basis over the term of the lease. This resulted in an additional restructuring charge of approximately $414,000, which represents the difference between the present value of the remaining payments included in the original restructuring charge and the lump sum payment.

In May 2004, we amended our agreement with our subtenant with respect to our facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was increased, resulting in additional probable future sublease payments. As a result, we revised our estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of our restructuring liability as of July 31, 2004, resulting in a reduction to the recorded restructuring liability and a restructuring recovery of approximately $436,000.

In addition, we recorded a recovery of restructuring charges for excess facilities of approximately $313,000 during the fiscal year ended January 31, 2005 due to sublease payments received. We also recorded a recovery due to the settlement of a sublease agreement of approximately $190,000 during the three months ended July 31, 2004. The sublease payments were not included in the calculation of the original restructuring charge due to the uncertainty of the financial condition of the subtenant. In January 2005, we recorded a recovery of approximately $146,000 for property taxes, due to a change in estimate of future property tax payments as property values have decreased. Property taxes had been included in the original restructuring calculation.

Stock Issuance

On December 15, 2004, we completed the sale of 10 million shares of our common stock at a price of $6.40 per share to certain institutional investors. The shares were registered pursuant to our shelf registration statement that was declared effective by the Securities and Exchange Commission on June 8, 2004. All of the shares that remained unsold on this shelf registration statement were de-registered with the Securities and Exchange Commission as of December 17, 2004.

Results of Operations

The following table sets forth consolidated statement of operations data for the fiscal years ended January 31, 2005, 2004 and 2003. The results for any one period are not necessarily indicative of results for any future period.

	Year Ended January 31,
	2005	2004	2003
	(in thousands)
Consolidated Statement of Operations Data:
Net revenue:
License revenue	$26,699	$13,682	$—
Services revenue	11,093	4,368	37,703

Net revenue	37,792	18,050	37,703
Cost and expenses:
Cost of license revenue	4,439	121	—
Cost of services revenue*	8,183	4,465	51,996
Amortization of developed technology	675	—	—
Research and development*	14,323	8,712	12,656
Sales and marketing*	15,015	9,293	17,696
General and administrative*	7,092	8,052	11,281
In-process research and development charges	610	—	—
Restructuring costs (recoveries), net	(1,085)	1,028	19,682
Amortization of other acquisition related intangibles	597	—	—
Amortization (reversal) of deferred stock compensation	(131)	606	(14,303)

Total cost and expenses	49,718	32,277	99,008

Loss from operations	(11,926)	(14,227)	(61,305)
Gain from retirement of senior discount notes	—	—	8,736
Gain on sale of assets and liabilities from Managed Services Business	4,165	1,252	50,660
Interest and other income	905	3,661	3,507
Interest and other expense	(2)	(530)	(3,345)

Loss before income taxes	(6,858)	(9,844)	(1,747)
Provision (benefit) for income taxes	388	(1,435)	1,500

Net loss	$(7,246)	$(8,409)	$(3,247)

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$(177)	$227	$(4,116)
Research and development	15	224	(1,127)
Sales and marketing	4	167	(2,279)
General and administrative	27	(12)	(6,781)

Total amortization (reversal) of deferred stock compensation	$(131)	$606	$(14,303)

(1)	Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

Net Revenue

License revenue.    In our Software Business, license revenue consists of fees for term or perpetual licenses. License revenue increased to $26.7 million in fiscal 2005 from $13.7 million in fiscal 2004. The increase was due to an increase in our customer base as well as an increase in revenue from EDS as the minimum monthly fees under the amended license and maintenance agreement with EDS have increased. License revenue increased to $13.7 million in fiscal 2004 from $0 in fiscal 2003. Fiscal 2004 was our first year of operating our Software Business. We expect license revenue to increase in the next fiscal year as we increase our customer base and deployments.

Services revenue.    In our Software Business, services revenue consists of fees for annual support and maintenance and professional services. In our Managed Services Business, revenue was generated through the sale of managed Internet services. Services revenue increased to $11.1 million in fiscal 2005 from $4.4 million in fiscal 2004. The increase was due to increased maintenance revenue as our customer base increased as well as an increase in maintenance revenue from EDS as the minimum monthly fees under the amended agreement with EDS have increased. Additionally, professional services revenues increased due to a higher number of deployments and an increase in billable consulting hours. Services revenue decreased to $4.4 million in fiscal 2004 from $37.7 million in fiscal 2003. The decrease in services revenue in fiscal 2004 from fiscal 2003 was the result of the sale of our Managed Services Business to EDS.

Major Customers.    For the fiscal years ended January 31, 2005, 2004 and 2003, the following customers accounted for over 10% of our license, services and net revenue:

	Year Ended January 31,
	2005	2004	2003
License Revenue
EDS	61%	87%	—
NTT Communications Corporation	13%	—	—

Services Revenue
EDS	37%	70%	—
Intelligent Decisions (on behalf of a U.S. government agency)	13%	—	—
Northrop Grumman (on behalf of a U.S. government agency)	—	10%	—

Net Revenue
EDS	54%	83%	—
NTT Communications Corporation	11%	—	—

We expect that significantly more than 10% of our revenue in fiscal 2006 will be attributable to the amended license and maintenance agreement with EDS.

Costs and Expenses

Cost of license revenue.    In our Software Business, cost of license revenue generally consists of royalties related to third-party technologies included in our software. Cost of license revenue increased in both absolute dollars and as a percentage of license revenue, to $4.4 million, or 17% of license revenue, in fiscal 2005 from $121,000, or 1% of license revenue, in fiscal 2004. The increase in absolute dollars and as a percentage of license revenue in comparison to the prior year was primarily due to a $4.0 million one-time payment made to EDS in October 2004, pursuant to the terms of our amended license agreement effective August 2004, to fund EDS’ purchase of equipment required to support the deployment of our software products in its facilities, as well as additional royalties due to increased sales. Cost of license revenue increased in both absolute dollars and as a percentage of license revenue, to $121,000, or 1% of license revenue, in fiscal 2004 from $0, in fiscal 2003. Cost of license revenue increased in fiscal 2004 in comparison to the prior period because fiscal 2004 was our first full year of operating our Software Business. Excluding the effect of the $4.0 million one time payment to EDS, we expect that our cost of license revenue will increase in absolute dollars and in the next fiscal year.

Cost of services revenue.    In our Software Business, cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide implementation, maintenance support, training and consulting services to our customers, fees for outside consulting services, facility costs, travel expenses, and depreciation and amortization of capitalized equipment. In our Managed Services Business, cost of revenues consisted primarily of payments on rental equipment, salaries and related personnel expenses of our employees who provided services to our customers, leases of data center space in third-party facilities, customer support services, including network monitoring and support, and depreciation and amortization of capitalized equipment and software. Cost of services revenue increased in absolute dollars but decreased as a percentage of services revenue, to $8.2 million, or 74% of services revenue, in fiscal 2005 from $4.5 million, or 102% of services revenue, in fiscal 2004. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 19 on January 31, 2004 to 42 on January 31, 2005, including the effect of the Tangram acquisition as well as additional hiring necessary to meet the current needs of our business, and increased outsourced contractor fees to fulfill service obligations as a result of the increase in our customer base, while the decrease as a percentage of services revenue was primarily due to a greater increase in revenue relative to costs during the fiscal year ended January 31, 2005. Cost of services revenue decreased in both absolute dollars and as a percentage of services revenue to $4.5 million, or 102% of services revenue, in fiscal 2004 from $52.0 million, or 138% of services revenue, in fiscal 2003. The decrease in both absolute dollars and as a percentage of net services revenues in fiscal 2004 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction and reduced facility costs from our restructuring programs. We expect that our cost of services revenue will increase in absolute dollars and decrease as a percentage of services revenue in the next fiscal year.

Amortization of developed technology.    As a result of the acquisition of Tangram, we began amortizing purchased developed technology beginning in the first quarter of fiscal 2005. The value assigned to developed technology was approximately $2.9 million, which is being amortized on a straight-line basis over a four-year estimated life at a rate of approximately $179,000 per quarter.

Research and development.    In both our Software Business and our Managed Services Business, research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and depreciation and amortization of purchased equipment and software. Research and development expenses increased in absolute dollars, but decreased as a percentage of net revenues, to $14.3 million, or 38% of net revenues, in fiscal 2005 from $8.7 million, or 48% of net revenues, in fiscal 2004. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 46 on January 31, 2004 to 90 on January 31, 2005, which includes the effect of the Tangram acquisition as well as additional hiring necessary to meet the current needs of our business, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during the period ended January 31, 2005. Research and development expenses decreased in absolute dollars, but increased as a percentage of net revenues, to $8.7 million, or 48% of net revenues, in fiscal 2004 from $12.7 million, or 34% of net revenues, in fiscal 2003. The decrease in absolute dollars in fiscal 2004 was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction and reduced facility costs resulting from our restructuring programs. The increase as percentage of net revenues in fiscal 2004 in comparison to prior period was primarily the result of the sale of our Managed Services Business to EDS. We expect that our research and development expenses will increase in absolute dollars in the next fiscal year.

Sales and marketing.    In our Software Business, sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, fees for consulting services, travel expenses, advertising expenses, trade shows and other promotional expenses, facility costs, as well as non-cash compensation charges for a stock award. In our Managed Services Business, sales and marketing expenses consisted primarily of salaries, commissions and related personnel expenses, as well as advertising, trade shows and other promotional expenses. Sales and marketing expenses increased in absolute dollars, but decreased as a percentage of net revenues, to $15.0 million, or 40% of net revenues, in fiscal 2005 from $9.3 million, or 52% of net revenues, in fiscal 2004. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses as well as an increase in related recruiting costs due to an increase in headcount from 27 on January 31, 2004 to 54 on January 31, 2005, due to additional hiring necessary to meet the current needs of our business, increased consulting costs, increased advertising and promotional activities, and increased commissions due to increased sales. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported in the fiscal year ended January 31, 2005. Sales and marketing expenses decreased in absolute dollars, but increased as a percentage of net revenues, to $9.3 million, or 52% of net revenues, in fiscal 2004 from $17.7 million, or 47% of net revenues, in fiscal 2003. The decrease in absolute dollars in fiscal 2004 was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction of 55 employees and reduced facility costs resulting from our restructuring programs. The increase as a percentage of net revenues in fiscal 2004 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS, resulting in lower revenues in 2004. We expect that our sales and marketing expenses will increase in absolute dollars in the next fiscal year.

General and administrative.    In our Software Business, general and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and consulting, non-cash compensation charges for the cancellation and modification of stock option awards and facility costs. In our Managed Services Business, general and administrative expenses consisted primarily of salaries and related personnel expenses and fees for outside professional services. General and administrative expenses decreased in both absolute dollars and as a percentage of net revenues, to $7.1 million, or 19% of net revenues, in fiscal 2005 from $8.1 million, or 45% of net revenues, in fiscal 2004. The decrease in absolute dollars and as a percentage of net revenue was primarily due to a non-cash compensation charge (recovery) related to the revaluation of variable stock option awards and modification of stock option awards of ($730,000) and $2.5 million during the fiscal years ended January 31, 2005, and 2004, respectively. This is offset by increased salaries and related personnel expenses due to an increase in headcount from 19 on January 31, 2004 to 27 January 31, 2005, due to additional hiring necessary to meet the current needs of our business, and increased costs incurred related to Sarbanes-Oxley compliance. General and administrative expenses decreased in absolute dollars, but increased as a percentage of net revenues, to $8.1 million, or 45% of net revenues, in fiscal 2004 from $11.3 million, or 30% of net revenues, in fiscal 2003. The decrease in absolute dollars in fiscal 2004 in comparison to the prior period was primarily the result of the sale of our Managed Services Business to EDS and the related headcount reduction of 41 employees and reduced facility costs resulting from our restructuring programs. The increase as a percentage of net revenues in fiscal 2004 in comparison to prior periods was primarily the result of the sale of our Managed Services Business to EDS, resulting in lower revenues in 2004. Excluding the effect of costs incurred related to Sarbanes-Oxley compliance and any non-cash compensation charges in connection with the revaluation of variable stock option awards or modification of stock option awards which cannot be determined until the last day of the quarter, we expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter.

In-process research and development charges.    In-process research and development was $610,000, for charges resulting from the write-off of acquired in-process research and development costs in connection with the acquisition of Tangram. Products that qualify for in-process research and development represent those that have not reached technical feasibility and for which no alternative future uses exist. The income approach was used to value in-process research and development. The write-off was related to one of our OAMS products that was still in development at the time of the acquisition. The version is still under development as of January 31, 2005 and the exact date of completion has not yet been determined.

Restructuring costs (recoveries), net.    In fiscal 2003 we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS. We recorded restructuring costs of $7.0 million in the quarter ended July 31, 2002 and $13.3 million in the quarter ended October 31, 2002. The restructuring programs included a worldwide workforce reduction, a provision for the resulting excess facilities and provisions for excess and obsolete property and equipment resulting from the decision to restructure. We also implemented a restructuring program in fiscal 2002 and recorded restructuring costs of $30.2 million during the quarter ended July 31, 2001. The restructuring program included a worldwide workforce reduction, consolidation of the resulting excess facilities and a provision for excess and obsolete property and equipment resulting from the decision to restructure. Included in this charge was a non-cash charge of $2.9 million related to the acceleration of stock options for certain employees. Of this charge, $600,000 was recovered through the sale of assets and liabilities related to the Managed Services Business during fiscal 2003. During fiscal 2004, we recorded adjustments to the August 2002 restructuring charge of $987,000 for a decrease in estimated sublease income, a recovery of property and equipment, and changes in the fair value of remaining lease payments obligations resulting from two lease amendments for which we paid a portion or all of the remaining lease obligation and the recovery of sublease payments received. During fiscal 2005, we amended our agreement with our subtenant with respect to our facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was increased, resulting in additional probable future sublease payments. As a result, we revised our estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of our restructuring liability, resulting in a reduction to the recorded restructuring liability and a restructuring recovery of approximately $436,000. In addition, we recorded a recovery for sublease payments received of approximately $313,000, and a recovery due to the settlement of a sublease agreement of approximately $190,000. The sublease payments were not included in the calculation of the restructuring charge due to the uncertainty of the financial condition of the subtenant. In January 2005, we recorded a recovery of approximately $146,000 for property taxes, due to a change in estimate of future property tax payments as property values have decreased. Property taxes had been included in the original restructuring calculation For a further discussion of our restructuring activities, please see Note 7, “Restructuring Costs,” in the notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Amortization of other acquisition related intangibles.    As a result of the acquisition of Tangram, we began amortizing customer relationships through operating expenses beginning in the first quarter of fiscal 2005. The value assigned to Tangram customer relationships was $2.5 million, which is being amortized on a straight-line basis over an estimated four-year life at a rate of approximately $158,000 per quarter.

Amortization (reversal) of deferred stock compensation, net.    Stock-based compensation expense (recovery) was $(131,000) in fiscal 2005 compared to $606,000 in fiscal 2004. The change in the fiscal year ended January 31, 2005 from the fiscal year ended January 31, 2004 was partially due to the reversal of stock-based compensation expense upon the termination of employees because they had not vested in the underlying option shares giving rise to the expense. As a result, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $234,000 and $819,000 in fiscal 2005 and fiscal 2004, respectively in connection with these terminations. In addition, amortization of stock-based compensation decreased each year as a result of our use of the graded vesting method, which results in greater compensation expense being recognized in earlier years. We recorded $103,000 and $1.4 million in amortization expense in fiscal 2005 and fiscal 2004, respectively.

Stock-based compensation expense (recovery) was $606,000 in fiscal 2004 compared to $(14.3) million in fiscal 2003. The change in fiscal 2004 from fiscal 2003 was due to the reversal of $26.8 million of stock-based compensation related to the termination of employees in fiscal 2003 in connection with the sale of our Managed Services Business to EDS and reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. We reversed approximately $819,000 and $26.8 million in the fiscal years ended January 31, 2004 and 2003, respectively.

In accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), when we grant stock options to employees and directors, we do not record compensation expense. Rather, we have elected to continue to recognize stock-based compensation expense under APB 25 and provide pro forma disclosures of the impact on our operating results if we had accounted for stock-based compensation under SFAS 123. See Note 1, “Summary of the Company and Significant Accounting Policies,” in the notes to the consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and Accounting Principles Board Opinion No. 25. For a further discussion of SFAS 123R, please see “Recent Accounting Pronouncements,” in Item 7 of this Annual Report on Form 10-K.

Gain from retirement of senior discount notes.    We recorded a gain from retirement of senior discount notes of $8.7 million in fiscal 2003. In June 2002 we repurchased from Morgan Stanley & Co. Incorporated our 13% Senior Discount Notes due 2005 for $42.0 million of cash and issued 2,046,385 shares of our common stock, representing $3.0 million worth of our common stock at that time. The gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration.

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

In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. Prior to this settlement, we accrued a liability related to our Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $170,000. In addition, the parties excluded from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations in fiscal 2005.

Interest and other income and Interest and other expense.    The net of interest and other income and interest and other expense decreased to income of $0.9 million in fiscal 2005 from income of $3.1 million in fiscal 2004. The net of interest and other income and interest and other expense increased to income of $3.1 million in fiscal 2004 from income of $200,000 in fiscal 2003. The decrease in fiscal 2005 from 2004 was primarily due to proceeds received in the prior year period from a settlement with a former Managed Services Business customer of approximately $2.4 million and the recovery of $850,000 in connection with the resolution of certain liabilities related to the Managed Services Business, offset by our obligation to EDS for certain items of equipment retained by us pursuant to our asset purchase agreement with EDS. The increase in fiscal 2004 from fiscal 2003 was due to proceeds received from a settlement with a former Managed Services Business customer of approximately $2.4 million.

Provision for income taxes.    We recorded an income tax provision of $356,000 for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during fiscal 2005, and a state tax provision of $32,000. In fiscal 2004 the taxing authorities concluded a foreign jurisdictional tax examination covering the Managed Services Business sale that resulted in the reversal of an income tax provision of $1.5 million. We recorded a tax provision of $1.5 million in fiscal 2003 related to capital gains incurred in connection with the sale of the assets and liabilities related to our Managed Services Business.

Liquidity and Capital Resources

We have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of January 31, 2005, we had approximately $121.4 million in cash, cash equivalents and restricted cash. On December 15, 2004, we received approximately $61.8 million net proceeds from the sale of 10 million shares of our common stock. On August 15, 2002, we received $61.2 million net proceeds from the sale of our Managed Services Business to EDS.

Operating Activities

Net cash used in operating activities for fiscal 2005 of $1.0 million was primarily the result of our net operating losses of $7.2 million, (including the $4.0 million one-time payment related to our amended license and maintenance agreement with EDS) and a $2.0 million payment to settle the Qwest litigation, a $0.9 million decrease in our accrued restructuring liability in connection with an amendment to our leased facilities, and a $0.5 million increase in accounts receivable, offset by $2.6 million depreciation and $1.3 million amortization expense, a $4.2 million increase in deferred revenue and a $4.6 million increase in advances from customers.

Net cash used in operating activities for fiscal 2004 of $13.8 million was primarily the result of our net operating losses of $8.4 million, decreases in accrued liabilities of $4.2 million as we paid the remaining liabilities associated with our Managed Services Business and the payments in connection with the amendments to our leased facilities of $11.7 million, offset by non-cash depreciation and amortization of $2.8 million, non-cash equity charges of $2.7 million and an increase in deferred revenue of $5.9 million.

Net cash used in operating activities for fiscal 2003 of $66.2 million was primarily the result of our net operating losses of $3.2 million, adjustments related to the gain recognized from the retirement of senior discount notes of $8.7 million, and the sale to EDS of the Managed Services Business of $50.7 million, the reversal of non-cash stock based compensation of $14.3 million as a result of terminated employees, a decrease in deferred revenue of $11.0 million as a result of the sale of our Managed Services Business and the decrease in accrued restructuring costs of $7.2 million, offset by non-cash depreciation and amortization of $17.5 million.

Investing Activities

Net cash used in investing activities for fiscal 2005 of $2.8 million consisted of purchases of capital equipment and direct acquisition costs paid related to the acquisition of Tangram, partially offset by net cash acquired through the acquisition of Tangram.

Net cash used in investing activities for fiscal 2004 of $375,000 consisted of purchases of capital equipment and prepaid acquisition costs related to the acquisition of both Tangram and Rendition Networks, offset by a reduction in restricted cash due to releases of our letters of credits on certain facilities.

Net cash provided by investing activities for fiscal 2003 of $78.6 million consisted of the sale of assets and liabilities related to our Managed Services Business and maturities and sales of our short-term investments, offset by investments in capital equipment.

Financing Activities

Net cash provided by financing activities for fiscal 2005 of $67.3 million was primarily attributable to net proceeds received from the issuance of 10 million shares of common stock as well as proceeds received from the exercise of stock options.

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

Commitments

As of January 31, 2005, our principal commitments consisted of obligations outstanding under operating leases for facilities. The following summarizes our contractual obligations at January 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Operating leases, net of subleases	$10,395	$1,908	$3,949	$3,843	$695

As a result of our acquisition of Rendition Networks in February 2005, we now occupy a facility in Redmond, Washington, under a lease that terminates June 1, 2005 at $15,000 per month. We expect to renew this lease.

We do not have any off balance sheet arrangements.

We believe that our current cash balances, including cash, cash equivalents and restricted cash, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and any cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements. For example, in February 2005, we completed the acquisition of Rendition Networks, Inc., and paid $15 million in cash as part of the acquisition price.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Actual results could differ from these estimates. In addition, our estimates may change based upon changed circumstances and as we reassess our underlying assumptions from time to time. The Securities and Exchange Commission has described the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We believe the following are our critical accounting policies, which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”), Statement of Position No. 97-2, “Software Revenue Recognition,”

(“SOP 97-2”) as amended by SOP No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition,’” (“SOP 98-4”) SOP No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” (“SOP 98-9”) and SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable, in which case revenue is recognized no earlier than when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

We generate revenue from the sale of our software licenses and services, including revenue from maintenance and support agreements and professional service agreements. To date, the majority of our revenue has been recognized ratably over the remaining post-contract support (“maintenance”) obligation period after deployment and completion of all elements of the arrangement because we have not established vendor specific objective evidence (VSOE) of fair value of maintenance of OSAS.

Revenue from the sale of OSAS software licenses is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. For perpetual licenses, until we establish VSOE of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the remaining maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once we establish VSOE of fair value for maintenance, we will recognize perpetual license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered with consideration to individual contract terms and conditions and as prescribed by SOP 98-9. We will then recognize maintenance revenue ratably over the term of the maintenance contract. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price charged to the customer for maintenance when it is sold separately (that is, the renewal rate). Customers that enter into license agreements where maintenance for the initial twelve months is included in the license fee, generally have the ability to renew the maintenance contract for an additional one year term at the renewal rate (that is, the price for maintenance when sold separately). Maintenance contracts are generally one year in duration. See Note 8, “Transactions with EDS” in the notes to the consolidated financial statements for further discussion of the treatment of revenue recognition in connection with the amended license and maintenance agreement with EDS.

In the case of OAMS software, for which we have established VSOE of fair value for maintenance, we recognize perpetual license revenue based upon the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based on the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of any other elements of the arrangement. Currently, when services (excluding maintenance and support services), are considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed and delivered, as we do not have VSOE of fair value for maintenance for OSAS. In the case of pre-packaged software for which we have established VSOE for the fair value of maintenance, and if we establish VSOE of fair value for maintenance for OSAS and (1) services are considered essential or (2) the arrangement involves customization or modification of our software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services (excluding maintenance and support) revenue under the arrangement would be recognized under the percentage of completion method of accounting based upon input measures of costs. If such estimates are not available, the completed contract method would be utilized. When an arrangement includes contractual milestones, we recognize revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) we are able to provide the service in order to separately account for the services revenue. When the services qualify for separate accounting, we use VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. If however, we do not have VSOE of fair value of the non-essential services, such services are provided under an arrangement along with software and maintenance, and the non-essential services are expected to be performed over the course of the maintenance period, upon delivery of our software and any essential service, the entire arrangement fee is recognized ratably over the remaining maintenance period. In the case of pre-packaged software for which we have established VSOE of fair value for maintenance, we recognize revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

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

If we have not met the criteria for revenue recognition, we defer revenue recognition until such time as all criteria are met. If we have not met the criteria for revenue recognition and have received cash from a customer, the amounts received are included in advances from customers. If we have met the criteria for revenue recognition, whether or not we have received cash from a customer, the amounts billed are recorded as deferred revenue and recognized as revenue over the period services are provided.

On February 3, 2005, we completed the acquisition of all of the issued and outstanding capital stock of Rendition Networks, Inc. Therefore, the financial statements do not include any revenue from ONAS software.

Impairment of Long-Lived Assets and Intangible Assets.    We continually review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates.

Impairment of Goodwill.    We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), we must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates. In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. We review for indicators of potential impairment of goodwill annually.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. SFAS 123R will be effective for our fiscal quarter beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We will be adopting the Modified Prospective method of accounting for SFAS 123R. We have not yet determined the impact of the adoption of SFAS 123R on our consolidated financial statements.

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We have limited experience operating our Software Business, which makes it difficult to evaluate our future prospects.

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model has shifted from providing managed Internet services to primarily licensing our software products. We have limited experience operating our Software Business. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. In addition, we have acquired existing businesses and a suite of software products from these businesses in order to address additional aspects of the IT automation market. We have limited experience operating these acquired businesses as well. Our potential for future profitability must be considered in light of the risks, uncertainties, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. In addition, our future prospects may be hindered by our relative lack of experience in operating our own business and any businesses that we may acquire to augment our core business. Some of these risks relate to our potential inability to:

•	sign contracts with and deploy our products to a sufficient number of customers, particularly in light of current unfavorable economic conditions;

•	provide high levels of support for our products and support the deployment of a higher volume of our products;

•	deploy our products in the time frame we anticipate in order to meet our revenue forecasts;

•	develop new product offerings and extend the functionality of our existing technologies;

•	develop and extend our software products to support a wide range of hardware and software to meet the diverse needs of customers;

•	integrate acquired businesses and technologies;

•	develop effective direct sales and reseller channels to sell our software product lines;

•	develop additional strategic partnerships to facilitate our ability to market and sell our software products;

•	develop the capability that permits our software products to be integrated with the variety of existing management systems that customers may already have deployed; and

•	establish awareness of our brand.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the fiscal year ended January 31, 2005, EDS accounted for 54% of our net revenue. As of January 31, 2005, EDS accounted for 53% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

Although we extended our license and maintenance agreement with EDS through March 2008, we cannot assure you that EDS will renew the license beyond the extended term or that if EDS does renew the license beyond the extended term, it will do so on the terms contemplated in the agreement. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction. In addition, we cannot assure you that EDS will achieve the benefits they expect from our software products or that they will be able to continue to deploy our software successfully or in the time frames contemplated by the license agreement. Each of these factors may affect EDS’ willingness to renew the license. If EDS does not renew the license, our business and operating results may be adversely affected and this may negatively impact our reputation and our ability to license our software products to other customers. In addition to these risks, the occurrence of any of the adverse events discussed elsewhere in these Risk Factors could negatively impact our relationship with EDS and, consequently, our business.

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

The rates we charge our customers for our software products may decline over time or we may choose to amend those rates to better achieve our business objectives, which could reduce our revenue and affect our financial results.

As our business model attracts the attention of competitors, we may experience pressure to decrease the fees we charge for our software products, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to amend existing customer contracts or enter into new contracts with existing customers to better achieve our business objectives, and any such amendments or new contracts could affect the manner in which we report our results of operations as well as the historical accounting treatment for any such contracts.

We must satisfy the criteria for revenue recognition in order to recognize the fees generated under our license agreements as revenue.

In order to recognize the fees generated under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to the American Institute of Certified Public Accountants (AICPA) Statement of Position SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method, or in connection with multi-year licenses, as well as the timing of our establishment of VSOE of fair value for maintenance. In addition, we may not establish VSOE of fair value for maintenance for OSAS in the foreseeable future. Accordingly, if we do not establish VSOE of fair value for maintenance for OSAS we will recognize license, maintenance and professional services revenues ratably over the maintenance period. To date, the vast majority of our revenue from the sale of enterprise software has been recognized ratably over the remaining maintenance period after deployment of the software and we have not established vendor specific objective evidence of fair value for maintenance for OSAS.

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

We may be required to spend significant funds to continue developing our software products, and to expand research and development and sales and marketing organizations to fit the needs of our Software Business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. As of January 31, 2005, we had an accumulated deficit of $468.5 million. We expect to continue to experience operating losses for the foreseeable future.

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

We may engage in additional acquisitions or investments, which may place a strain on our resources, cause dilution to our stockholders and harm our operating results.

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2004, we completed our acquisition of all of the outstanding capital stock of Tangram Enterprise Solutions, Inc., a software and services provider located in North Carolina. In addition, in February 2005, we completed our acquisition of all of the outstanding capital stock of Rendition Networks, Inc., a network device automation company located in Redmond, Washington. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize any benefit from any acquisitions, including the acquisitions of Tangram and Rendition Networks, if we are unable to do the following:

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

The market for our technology is relatively new and therefore subject to rapid and significant change and we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small publicly traded and privately-held companies.

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

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability to address customer needs with their product offerings. Our competitors and other companies may consolidate with one another or acquire other technology providers, enabling them to offer a broader array of products and more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that could impede our ability to compete successfully and harm our business. In addition, to the extent that we seek to expand our product lines, managerial and technical personnel skills and capacity through acquisitions, the trend in the software industry toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

Our business is subject to changing regulation of corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002.

In particular, we are providing, beginning with this annual report on Form 10-K, an annual report on our internal control over financial reporting, and obtaining an auditor’s attestation with respect to our report, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Any failure to timely implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

Changes in the accounting treatment of stock options will adversely affect our results of operations and could negatively impact our ability to attract and retain employees.

Changes in the accounting treatment for stock options required commencing February 1, 2006 will require us to account for employee stock options as compensation expense on our financial statements. In December 2004, the Financial Accounting Standard Board issued a new statement, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. The new rules would be effective for us beginning February 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we may modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

Our operating results may suffer if we fail to achieve benefits from our strategic relationships.

We have formed in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We cannot guarantee that any new customer relationships or revenue will result from these strategic relationships. In fact, we may not achieve any benefits from these relationships or similar relationships with other companies. In addition, in the event that our strategic partners experience financial difficulties, we may not be able to realize any benefits from these relationships.

If we do not develop our distribution channels our ability to increase revenue and grow our business may be limited.

Our ability to sell our products may be limited if we fail to develop our distribution channels. In addition to our existing relationships, we intend to establish other indirect channels to increase the number of customers licensing our products. Moreover, our channel partners must market and sell our products effectively and be qualified to provide timely and, in some cases, cost-effective customer support and service, which requires us to provide proper training and technical support. If our channel partners do not effectively market and sell our products or choose to place greater emphasis on products of their own or those offered by our competitors, our ability to grow our business and sell our products may be negatively affected.

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

As we introduce new products or technologies into existing customer environments, we may experience performance and functionality problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, loss of customer satisfaction, and delay in market acceptance of our products or customer claims against us, any of which could harm our business.

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

Defects or security flaws in our products or claims asserted against us could result in the loss of customers, a decrease in revenue, unexpected expenses, loss of competitive market share and liability claims.

Our products depend on complex software, both internally developed and licensed from third parties. Also, our customers may use our products with other companies’ products that also contain complex software. If our software does not meet performance requirements, our customer relationships will suffer. Complex software often contains errors and is susceptible to computer viruses and may contain security vulnerabilities. Any failure or poor performance of our software or the third party software with which it is integrated could result in:

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

Our business and operations are substantially dependent on the performance of our key employees, all of whom are employed on an at-will basis. If we lose the services of one or more of our executive officers or key technical employees, in particular, Marc L. Andressen, our Chairman, Benjamin A. Horowitz, our President and

Chief Executive Officer, or Timothy A. Howes, our Chief Technical Officer, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our business will suffer if we are unable to retain our highly qualified employees.

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue grows, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future. In addition, we are dedicating significant resources in connection with ongoing management assessment of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act and may be required to hire additional staff members to assist in these efforts.

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

As of April 1, 2005, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 24.7% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

Substantial sales of our common stock or sales by insiders could depress our stock price.

If our stockholders sell substantial amounts of our common stock in the public market, or if any of our officers and directors were to sell shares of our commons stock held by them, the market price of our common stock could fall. As of April 1, 2005, we had 98,330,473 shares of common stock outstanding. In connection with the completion of our acquisition of Tangram in February 2004, we issued approximately 1.1 million shares of our common stock and registered those shares with the Securities and Exchange Commission. Furthermore, in connection with the completion of our acquisition of Rendition Networks in February 2005, we issued approximately 2.68 million shares of our common stock to the stockholders of Rendition Networks. Sales of any of these shares could depress our stock price. In addition, if certain venture capital firms that continue to hold our outstanding stock were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

Interest Rate Risk.    We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we primarily invest in money market instruments. However, due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point increase in interest rates. would result in less than a $100,000 decrease (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.    As we expand into foreign markets, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets we plan to target. To date, our exposure to foreign currency risk has not been material. Most of our sales are currently made in U.S. dollars. Strengthening of the dollar could make our services less competitive in the foreign markets we may target in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Opsware Inc.

We have audited the accompanying consolidated balance sheets of Opsware Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opsware Inc. at January 31, 2005 and 2004, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Opsware Inc.’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Opsware Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Opsware Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opsware Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Opsware Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Opsware Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Opsware Inc. and our report dated April 14, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

April 14, 2005

OPSWARE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	As of January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$118,615	$55,205
Accounts receivable, net of allowance for doubtful accounts of $125 and $53 at January 31, 2005 and 2004, respectively	3,895	1,687
Prepaids and other current assets	3,506	3,216

Total current assets	126,016	60,108
Property and equipment, net	4,113	3,777
Restricted cash	2,740	2,911
Prepaid rent	2,185	3,001
Other assets	818	1,010
Intangible assets, net	4,125	—
Goodwill	3,594	—

Total assets	$143,591	$70,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$882	$330
Accrued compensation	2,053	1,660
Accrued data center facilities costs	328	6,850
Other accrued liabilities	2,621	1,934
Advances from customers	8,855	4,235
Deferred revenue	9,840	4,716
Accrued restructuring costs, current portion	233	478
Capital lease obligations, current portion	—	23

Total current liabilities	24,812	20,226
Deferred revenue	651	1,202
Accrued restructuring costs, net of current portion	1,466	2,154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000 shares authorized at January 31, 2005 and 2004, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized at January 31, 2005 and 2004; 95,254 and 81,537 shares issued and outstanding at January 31, 2005 and 2004, respectively	95	82
Additional paid-in capital	585,204	509,202
Notes receivable from stockholders	(1)	(328)
Deferred stock compensation	(106)	(462)
Accumulated deficit	(468,519)	(461,273)
Accumulated other comprehensive income (loss)	(11)	4

Total stockholders’ equity	116,662	47,225

Total liabilities and stockholders’ equity	$143,591	$70,807

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended January 31,
	2005	2004	2003
Net revenue:
License revenue	$26,699	$13,682	$—
Services revenue	11,093	4,368	37,703

Net revenue	37,792	18,050	37,703
Cost and expenses:
Cost of license revenue	4,439	121	—
Cost of services revenue*	8,183	4,465	51,996
Amortization of developed technology	675	—	—
Research and development*	14,323	8,712	12,656
Sales and marketing*	15,015	9,293	17,696
General and administrative*	7,092	8,052	11,281
In-process research and development charges	610	—	—
Restructuring costs (recoveries), net	(1,085)	1,028	19,682
Amortization of other acquisition related intangibles	597	—	—
Amortization (reversal) of deferred stock compensation	(131)	606	(14,303)

Total cost and expenses	49,718	32,277	99,008

Loss from operations	(11,926)	(14,227)	(61,305)
Gain from retirement of senior discount notes	—	—	8,736
Gain on sale of assets and liabilities from Managed Services Business	4,165	1,252	50,660
Interest and other income	905	3,661	3,507
Interest and other expense	(2)	(530)	(3,345)

Loss before income taxes	(6,858)	(9,844)	(1,747)
Provision (benefit) for income taxes	388	(1,435)	1,500

Net loss	$(7,246)	$(8,409)	$(3,247)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.05)

Shares used in computing basic and diluted net loss per share	84,733	78,617	71,535

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$(177)	$227	$(4,116)
Research and development	15	224	(1,127)
Sales and marketing	4	167	(2,279)
General and administrative	27	(12)	(6,781)

Total amortization (reversal) of deferred stock compensation	$(131)	$606	$(14,303)

(1)	Given the non cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2002	75,894	$76	$534,590	$(3,022)	$(24,539)	$(449,606)	$(23)	$57,476
Exercise of stock options by employees, net of repurchases	15	(1)	(434)	1,062				627
Issuance of common stock in connection with the Employee Stock Purchase Program	724	1	1,054					1,055
Issuance of common stock in connection with the retirement of senior discount notes	2,046	3	2,997					3,000
Repayment of note receivable				1,167				1,167
Charge for accelerated vesting of options to terminated employees			54					54
Amortization of deferred stock compensation					12,524			12,524
Reversal of deferred compensation based on straight line vs. graded			(26,827)					(26,827)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees			(10,350)		10,350			—
Repurchase of common stock	(68)		(108)			(10)		(118)
Components of comprehensive loss
Net loss						(3,247)		(3,247)
Translation adjustment							427	427

Total comprehensive loss	—	—	—	—	—	—	—	(2,820)

Balance at January 31, 2003	78,611	79	500,976	(793)	(1,665)	(452,863)	404	46,138
Exercise of stock options by employees, net of repurchases	2,326	3	5,299	42				5,344
Issuance of common stock in connection with the Employee Stock Purchase Program	447	—	465					465
Repayment of note receivable				423				423
Amortization of deferred stock compensation					1,425			1,425
Reversal of deferred compensation based on straight line vs. graded			(819)					(819)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees			(130)		130			—
Impact of variable accounting related to replacement stock option	—		2,160			—		2,160
Issuance of restricted stock option award	105		588		(352)			236
Stock option modifications			292					292
Exercise of stock warrant	48		373					373
Repurchase of common stock	—		(2)			(1)		(3)
Components of comprehensive loss
Net loss						(8,409)		(8,409)
Translation adjustment							(400)	(400)

Total comprehensive loss							—	(8,809)

Balance at January 31, 2004	81,537	$82	$509,202	$(328)	$(462)	$(461,273)	$4	$47,225

OPSWARE INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2004	81,537	$82	$509,202	$(328)	$(462)	$(461,273)	$4	$47,225
Exercise of stock options by employees, net of repurchases	1,903	2	4,137	13	—	—	—	4,152
Issuance of common stock in connection with the Employee Stock Purchase Program	713	—	1,080	—	—	—	—	1,080
Secondary offering of common stock in December 2004 (less issuance costs of $2,200)	10,000	10	61,791	—	—	—	—	61,801
Repayment of note receivable	—	—		314	—	—	—	314
Charge for accelerated vesting of options to terminated employees	—	—	3	—	—	—	—	3
Amortization of deferred stock compensation	—	—		—	103	—	—	103
Reversal of deferred compensation based on straight line vs. graded	—	—	(234)	—	—	—	—	(234)
Common Stock issued in connection with Tangram acquisition	1,121	1	9,999	—	—	—	—	10,000
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	(7)	—	7	—	—	—
Impact of variable accounting related to replacement stock option	—	—	(730)	—	—	—	—	(730)
Issuance of restricted stock option award	—	—	—	—	246	—	—	246
Repurchase of common stock	(17)	—	(14)	—	—	—	—	(14)
Retirement of common stock	(3)	—	(23)	—	—	—	—	(23)
Components of comprehensive loss
Net loss	—	—	—	—	—	(7,246)	—	(7,246)
Translation adjustment	—	—	—	—	—	—	(15)	(15)

Total comprehensive loss	—	—	—	—	—	—	—	(7,261)

Balance at January 31, 2005	95,254	$95	$585,204	$(1)	$(106)	$(468,519)	$(11)	$116,662

See accompanying notes.

OPSWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2005	2004	2003
Operating activities:
Net loss	$(7,246)	$(8,409)	$(3,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,577	2,791	17,503
Amortization of intangibles	1,272	—	—
Accretion on notes payable	—	—	2,544
Amortization of warrants related to senior discount notes	—	—	656
Gain from the retirement of senior discount notes	—	—	(8,736)
Gain from the sale of assets and liabilities related to Managed Services Business	—	—	(50,660)
Charge (benefit) related to stock-based compensation agreements	(496)	2,661	—
Amortization (reversal) of deferred stock compensation	(131)	606	(14,303)
Recovery (loss) on disposal of property and equipment	(6)	(152)	5,071
In-process research and development charges	610	—	—
Non-cash restructuring charges	—	—	54
Foreign income taxes	—	(1,500)	1,500
Changes in operating assets and liabilities:
Accounts receivable, net	(521)	(1,687)	1,038
Prepaid expenses, other current assets and other assets	195	(461)	(790)
Prepaid rent	816	(3,001)	—
Accounts payable	229	(163)	(503)
Accrued compensation	393	341	(4,340)
Accrued data center facilities costs	(6,522)	(993)	591
Other accrued liabilities	(107)	(4,196)	3,146
Advances from customers	4,620	1,696	2,539
Deferred revenue	4,208	5,918	(11,022)
Accrued restructuring costs	(933)	(7,219)	(7,230)

Net cash used in operating activities	(1,042)	(13,768)	(66,189)

Investing activities:
Purchases of property and equipment	(2,843)	(886)	(2,993)
Maturities and sales of short-term investments	—	—	3,288
Restricted cash	171	910	17,114
Proceeds on sale of assets and liabilities related to Managed Services Business, net	—	—	61,218
Proceeds from sale of assets	6	20	—
Direct acquisition costs paid	(1,123)	(419)	—
Cash acquired in acquisition of Tangram	954	—	—

Net cash provided by (used in) investing activities	(2,835)	(375)	78,627

Financing activities:
Proceeds from issuance of common stock, net of repurchases	67,019	5,809	1,682
Payments to retire senior discount notes	—	—	(42,000)
Principal payments on capital lease obligations	(23)	(43)	(1,422)
Proceeds from repayment of notes receivable	314	423	1,167
Repurchase of common stock, net	(23)	(3)	(118)

Net cash provided by (used in) financing activities	67,287	6,186	(40,691)

Net increase (decrease) in cash and cash equivalents	63,410	(7,957)	(28,253)
Cash and cash equivalents at beginning of period	55,205	63,162	91,415

Cash and cash equivalents at end of period	$118,615	$55,205	$63,162

Supplemental schedule of non-cash investing and financing activities:
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	$13	$42	$1,062
Common stock issued in connection with the acquisition of Tangram	10,000	—	3,000
Reclassification of deferred revenue to accrued data center facility costs	—	—	6,850
Reversal of unamortized portion of deferred stock compensation related to terminated employees	7	130	10,350

Supplemental disclosures:
Cash paid for interest	—	6	111

See accompanying notes

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware,” or “the Company,”), was incorporated on September 9, 1999 in the state of Delaware. Prior to August 15, 2002, the Company primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. The Company referred to this business as its Managed Services Business. On August 15, 2002, the Company completed the sale of its Managed Services Business to Electronic Data Systems Corporation (“EDS”). The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since integrated this technology into its software products. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from its Software Business, either operationally or for financial reporting purposes. Therefore, the sale of the Managed Services Business was not considered a discontinued operation.

The Company sells its Opsware Server Automation System (OSAS), Opsware Network Automation System ONAS, and Opsware Asset Management System (OAMS) product lines to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. The Company refers to this business as its Software Business. The Company’s software products automate key server and software operations in large data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications. The Company’s products work across geographically disparate locations and heterogeneous IT environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

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

In addition, certain prior year amounts have been reclassified to conform to the current period presentation, including gain from retirement of senior discount notes, which was reported as an extraordinary item in fiscal 2003. This was reclassified from an extraordinary item to other income in the Company’s results of operations for the year ended January 31, 2003, and does not have an impact on the consolidated statement of operations.

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company generates revenue from the sale of its software licenses and services including revenue from maintenance and support agreements and professional service agreements. To date, the majority of the Company’s revenue has been recognized ratably over the remaining post-contract support (“maintenance”) obligation period after deployment and completion of all elements of the arrangement because the Company has not established vendor specific objective evidence (VSOE) of fair value of its maintenance of OSAS.

Revenue from the sale of OSAS software licenses is comprised of fees for multi-year or perpetual licenses, which are derived from contracts with customers. For perpetual licenses, until the Company establishes VSOE of fair value for maintenance, the license, maintenance and professional services revenue is recognized ratably over the remaining maintenance period once all elements except maintenance have been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Once the Company establishes VSOE of fair value for maintenance, the Company will recognize perpetual license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered with consideration to individual contract terms and conditions and as prescribed by SOP 98-9. The Company will then recognize maintenance revenue ratably over the term of the maintenance contract. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price charged to the customer for maintenance when it is sold separately (that is, the stated or renewal rate). Customers that enter into license agreements where maintenance for the initial twelve months is included in the license fee, generally have the ability to renew the maintenance contract for an additional one year term at the renewal rate (that is, the price for maintenance when sold separately. Maintenance contracts are generally one year in duration. See also Note 8, “Transactions with EDS” for further discussion of the treatment of revenue recognition in connection with the license and maintenance agreement with EDS.

In the case of OAMS software, for which the Company has established VSOE of fair value for maintenance, the Company recognizes perpetual license revenue based upon the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. The Company establishes VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based on the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of any other elements of the arrangement. Currently, when services (excluding maintenance and support services) are considered essential to the arrangement, the service revenue fee is recognized ratably over the remaining maintenance period once the services are completed and delivered, as the Company does not have VSOE of fair value for maintenance for OSAS. In the case of pre-packaged software for which the Company has established VSOE for the fair value of maintenance, and if the Company establishes VSOE of fair value for

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance for OSAS and (1) services are considered essential or (2) the arrangement involves customization or modification of the Company’s software and there exists reliable estimates for the costs and efforts necessary to complete the services, then both the license and services (excluding maintenance and support) revenue under the arrangement would be recognized under the percentage of completion method of accounting based upon input measures of costs. If such estimates are not available, the completed contract method will be utilized. When an arrangement includes contractual milestones, the Company recognizes revenue as such milestones are achieved provided the milestones are not subject to any additional acceptance criteria.

For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. If however, the Company does not have VSOE of fair value of the non-essential services, such services are provided under an arrangement along with software and maintenance, and the non-essential services are expected to be performed over the course of the maintenance period, upon delivery of the software and any essential services, the entire arrangement fee is recognized ratably over the remaining maintenance period. In the case of pre-packaged software for which the Company has established VSOE of fair value for maintenance, the Company recognizes revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

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

If the Company has not met the criteria for revenue recognition, the Company defers revenue recognition until such time as all criteria are met. If the Company has not met the criteria for revenue recognition and has received cash from a customer, the amounts received are included in advances from customers. If the Company has met the criteria for revenue recognition, whether or not it has received cash from a customer, the amounts billed are recorded as deferred revenue and recognized into revenue over the period services are provided.

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets and Intangible Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Indicators of impairment might include a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. When such indicators are present, if the undiscounted cash flows expected to be generated from operations and attributable to the long-lived assets are less than the carrying value of such long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets to the extent the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill annually. There were no impairment charges recorded during fiscal 2005.

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies”. If the potential

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

Restructuring Costs

During fiscal 2002 and 2003, the Company restructured its business under plans approved by the Board of Directors by reducing its headcount, consolidating its facilities and disposing of excess and obsolete property and equipment. As a result of these actions, the Company recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property vacated as a result of its consolidation of facilities, net of estimated sublease income. The Company’s estimates include the review of the financial condition of its existing sublessees as well as the state of the regional real estate markets. Each reporting period, the Company reviews these estimates based on the status of execution of its restructuring plan and, to the extent that these assumptions change due to changes in market conditions and its business, the Company revises the estimated fair value of its restructuring liabilities in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. The Company places all of its cash, cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, restricted cash and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations, as warranted, and maintains reserves for potential losses.

For the fiscal year ended January 31, 2005, EDS and NTT Communications accounted for 54% and 11% of the Company’s net revenues, respectively. For the fiscal year ended January 31, 2004, EDS accounted for 83% of the Company’s net revenues. For the fiscal year ended January 31, 2003, no customer accounted for more than 10% of the Company’s net revenues. As of January 31, 2005 and January 31, 2004, EDS accounted for 53% and 83% of the Company’s accounts receivable balance, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on specifically

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identified customers and as a percentage of the accounts receivable balance based on aging and risk categories. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, its customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. If actual write-offs were greater than the Company’s estimates, it would increase its allowance for doubtful accounts, which would increase its bad debt expense.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. If compensation expense for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Year Ended January 31,
	2005	2004	2003
	(in thousands, except per share amounts)
As reported net loss	$(7,246)	$(8,409)	$(3,247)
Stock-based compensation expense (reversal) included in reported net loss	(615)	3,294	(14,303)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(10,251)	(7,700)	(10,520)

Pro forma net loss	$(18,112)	$(12,815)	$(28,070)

Earnings (loss) per share:
As reported net loss per share—basic and diluted	$(0.09)	$(0.11)	$(0.05)

Pro forma net loss per share—basic and diluted	$(0.21)	$(0.16)	$(0.39)

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock awards are measured over an expected four year life and the fair value of employee stock purchase plans are measured over an expected two year life. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards			Employee Stock Purchase Plan
	Year Ended January 31,			Year Ended January 31,
	2005	2004	2003	2005	2004	2003
Risk-free interest yield	3.6%	2.9%	4.0%	1.9%	1.8%	1.6%
Expected life (years)	4.0	4.0	4.0	2.0	2.0	2.0
Volatility	81.0%	96.0%	115.0%	112%	124.0%	138.0%
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average fair value was $4.47, $3.00 and $0.93 per share, for stock options granted in the years ended January 31, 2005, 2004 and 2003, respectively. The weighted average fair value was $1.69, $1.05 and $1.73 per share, for stock purchase rights granted in the years ended January 31, 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two years for software, three year for computer and office equipment and five years for furniture and fixtures. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the assets’ estimated useful lives or remaining lease terms (typically three to five years).

Advertising Expenses

All advertising costs are expensed as incurred. Advertising costs were $186,000, $171,000, and $394,000 for the fiscal years ended January 31, 2005, 2004, and 2003, respectively.

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

Guarantees and Indemnifications

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that the Company recognize and record the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of FIN 45. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications.

In some cases, the Company may provide warranties with respect to its software products. Consistent with FIN 45, the Company will accrue for known warranty claims if a loss is probable and can be reasonably estimated and will accrue for estimated but unidentified warranty claims based on historical activity. To date, the Company has had no warranty claims. As a result, the Company has not recorded a warranty accrual. In addition, there has been no history of indemnification claims related to the Company’s software.

Comprehensive Income (Loss)

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from net income (loss).

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

Accounting Change

Effective February 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. Accordingly, the Company is now reporting the gain from retirement of senior discount notes in operating results. As a result of adopting SFAS 145, the Company reclassified the $8.7 million previously recorded in 2003 as extraordinary gain to other income in its results of operations for the year ended January 31, 2003.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. SFAS 123R will be effective for the Company’s fiscal quarter beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. The Company will be adopting the Modified Prospective method of accounting for SFAS 123R.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not yet determined the impact of the adoption of SFAS 123R on its consolidated financial statements.

2. Financial	Instruments

The following table summarizes the estimated fair value of financial instruments at the dates indicated:

	Year Ended January 31,
	2005	2004
	(in thousands)
Cash and money market funds	$121,355	$58,116

Reported as:
Cash and equivalents	118,615	55,205
Restricted cash	2,740	2,911

	$121,355	$58,116

Realized gains and losses from the sale of financial instruments were not material for fiscal 2005 and 2004.

3.    Property and Equipment

Property and equipment consist of the following:

	Year Ended January 31,
	2005	2004
	(in thousands)
Computer and other related equipment	$11,942	$10,740
Office equipment, leasehold improvements, furniture and fixtures	9,742	8,766
Software	10,188	9,998

	31,872	29,504
Less accumulated depreciation and amortization	(27,759)	(25,727)

Property and equipment, net	$4,113	$3,777

Depreciation and amortization expense amounted to $2.6 million, $2.8 million, and $17.5 million for the years ended January 31, 2005, 2004, and 2003, respectively. As of January 31, 2005 and 2004 property and equipment reported as capital leases totaled $6,000 and $84,000 with related accumulated amortization of $5,000 and $44,000, respectively.

4.    Acquisition of Tangram

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of Tangram are included in the Company’s consolidated financial statements beginning from the effective date of the acquisition, February 20, 2004.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company. The purchase price is final as of February 20, 2005, and will not be adjusted.

A summary of the total purchase price is as follows (in thousands):

Common stock	$10,000
Direct costs of the acquisition	1,540

Total purchase price	$11,540

The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$954
Accounts receivable, net	1,687
Property and equipment, net	70
Other assets	708
Amortizable intangible assets:
Customer Relationships	2,535
Developed Technology	2,862
In-Process Research and Development	610
Goodwill	3,594
Accounts payable	(323)
Other accrued liabilities	(792)
Deferred revenue	(365)

Total purchase price	$11,540

Goodwill

Of the total purchase price, approximately $3.6 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased identified intangible assets

Of the total purchase price, approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company is amortizing these intangible assets on a straight-line basis over their estimated useful life of four years. Amortization expense for these intangible assets was $1,272,000 for the fiscal year ended January 31, 2005. Total intangible assets subject to amortization are as follows (in thousands):

January 31,
2005
Customer relationships	$2,535
Developed technology	2,862

Gross intangible assets	5,397
Less accumulated amortization	(1,272)

Identified intangible assets, net	$4,125

The aggregate estimated annual intangible amortization expense through January 31, 2009 is as follows (in thousands):

Amortization
2006	1,349
2007	1,349
2008	1,349
2009	78

$4,125

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

Deferred revenue

Of the total purchase price, $365,000 was allocated to deferred revenue. Deferred revenue primarily represents the fair value, based on the present value of estimated future cash flows to be expended by the Company fulfilling contractual maintenance obligations under customer contracts assumed in the Tangram acquisition.

Pro forma results (unaudited)

The unaudited pro forma financial information below presents the combined results of operations of the Company and Tangram as if the acquisition had occurred as of the beginning of the earliest period presented. The unaudited pro forma financial information for the fiscal year ended January 31, 2005, was derived from the Company’s audited consolidated statements of operations for the twelve-month period ended January 31, 2005, which includes Tangram financial data after February 20, 2004, and Tangram’s unaudited internal statements of

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the period of February 1, 2004 to February 19, 2004. The unaudited pro forma financial information for the fiscal year ended January 31, 2004 was derived from the Company’s audited consolidated statements of operations for the fiscal year ended January 31, 2004 and Tangram’s unaudited statements of operations for the fiscal year period ended December 31, 2003. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Tangram as if the acquisition had occurred as of the beginning of the earliest period presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	January 31,
	2005	2004
Net revenue	$38,398	$28,684
Net loss	$(8,482)	$(11,597)
Basic and diluted net loss per share	$(0.10)	$(0.15)

5.    Retirement of Senior Discount Notes

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

On June 14, 2002, the Company repurchased from Morgan Stanley & Co. Incorporated the Notes for $42.0 million of cash and issued 2,046,385 shares of its common stock, representing $3.0 million worth of the Company’s common stock at that time. As a result, an extraordinary gain of $8.7 million was recognized during the fiscal year ended January 31, 2003 (the extraordinary item was reclassified to other income in accordance with SFAS 145, see below). The extraordinary gain was calculated by taking the difference between the carrying value of the notes at the time of retirement and the $45.0 million given in total consideration. In July 2002, the FASB issued SFAS 145, related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. The Company adopted SFAS 145 as of February 1, 2003, which required the reclassification of the gain on the extinguishment of debt from an extraordinary item to other income in the Company’s results of operations for the year ended January 31, 2003.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments

Rent expense, net of sublease income, was $2.3 million, $1.0 million and $3.5 million for the years ended January 31, 2005, 2004, and 2003, respectively. The Company leases approximately 75,000 square feet in Sunnyvale, California for its corporate headquarters, under a lease expiring in 2010, of which it is subleasing approximately 25,000 square feet to EDS through August 2006. A portion of the lease was restructured in the August 2002 restructuring. The Company issued a letter of credit in connection with this lease, which requires the Company to hold approximately $2.3 million of restricted cash with the issuer of the letter of credit of cash on deposit. Accordingly, this amount is included in restricted cash, a long-term asset, on the accompanying consolidated balance sheets.

In October 2000, the Company agreed to lease an additional facility of approximately 30,000 square feet for general corporate purposes in Sunnyvale, California. In connection with the lease, the Company issued a letter of credit for $730,000 in December 2000. In October 2003, the Company paid the lessor the remaining lease obligation on the leased facility. As a result of this payment, the letter of credit was reduced to $120,000. The lease expires in November 2005. Accordingly, this amount is included in restricted cash, a long-term asset, on the accompanying consolidated balance sheets.

In October 2000, the Company agreed to lease 22,000 square feet for general corporate purposes in Chantilly, Virginia. The lease was transferred to EDS as part an the asset purchase agreement. However, the Company is required to maintain a letter of credit for $346,000 through the expiration of the lease in June 2005. Accordingly, this amount is included in restricted cash, a long-term asset, on the accompanying consolidated balance sheets.

The letters of credit issued in connection with the leased facilities are shown as restricted cash on the Company’s balance sheet.

Future payments under all noncancelable leases entered into as of January 31, 2005 are as follows:

Years ending January 31,	Operating Leases
(in thousands)
2005	1,908
2006	2,034
2007	1,915
2008	1,892
2009	1,951
Thereafter	695

10,395

As a result of the acquisition of Rendition Networks in February 2005, the Company now occupies a facility in Redmond, Washington, under a lease that terminates June 1, 2005 at $15,000 per month. The Company expects to renew this lease.

Future payments under operating leases are shown net of approximately $370,000 due to the Company under noncancelable subleases through August 2006.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Restructuring Costs

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

In June 2002, the Company announced a restructuring program in connection with its entering into an agreement to sell the assets and liabilities of the Managed Services Business to EDS, which included a worldwide workforce reduction of 107 employees and a provision for the impairment of excess and obsolete property and equipment. As a result, the Company recorded restructuring costs of $7.0 million classified as operating expenses in the quarter ended July 31, 2002. The $7.0 million charge consisted of $3.8 million for the workforce reduction and $3.2 million for the disposal of property and equipment. Included in the $7.0 million was a non-cash charge of $0.1 million for the accelerated vesting of options for certain employees. As of January 31, 2003 the Company had made all cash payments related to the June 2002 restructuring program.

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activity,” (“SFAS 146”). The restructuring program included a provision for the resulting excess facilities located in Sunnyvale, California, and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million classified as operating expenses in the quarter ended October 31, 2002. In accordance with SFAS 146, the Company recorded an additional charge to the restructuring costs of approximately $987,000 in the three-month period ended April 30, 2003. The adjustment was a result of a change in the Company’s estimate due to a decrease in the estimated sublease income over the remaining term of the sublease based upon the financial condition of the subtenant. In addition, the Company recorded a recovery for property and equipment of approximately $141,000 during the three-month period ended April 30, 2003. In accordance with SFAS 146, the Company recorded a restructuring charge of approximately $69,000 as a result of a change in the original estimate in the three-month period ended July 31, 2003.

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Managed Services Business. Pursuant to the agreement, the Company renegotiated its lease payments and paid the lessor of its corporate headquarters approximately $7.4 million. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized to operating expense through May 2010, the end of the lease term.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2003, the Company entered into an agreement to amend its facility lease with respect to an idle facility located in Sunnyvale, California. This resulted in an additional restructuring charge of approximately $414,000, which represented the difference between the present value of the remaining payments at the time of the original restructuring charge and the present value at the time of payment. In addition, the Company recorded a recovery for excess facilities of approximately $156,000 during the three months ended January 31, 2004. The recovery was due to sublease payments actually received in excess of those originally expected to be received due to the uncertainty of the financial condition of the sub-tenant.

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was extended to August 2006, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability, resulting in a reduction to the recorded restructuring liability of approximately $436,000. In addition, the Company recorded a recovery for excess facilities of approximately $313,000 during the fiscal year ended January 31, 2005 due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $190,000. The sublease payments were not included in the calculation of the original 2002 restructuring charge due to the uncertainty of the financial condition of the subtenant. The Company also recorded a recovery of approximately $146,000 for property taxes, due to a change in estimate of future property tax payments as property values have decreased. Property taxes had been included in the original restructuring calculation

A summary of the August 2002 restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$12.1	$1.2	$13.3
Noncash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Noncash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	2.6	—	2.6
Adjustments	(0.9)	—	(0.9)

Balance at January 31, 2005	$1.7	$—	$1.7

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

8.    Transactions with EDS

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintenance of software for customers transferred to EDS. The Company recognized a gain on the sale of the assets and liabilities of its Managed Services Business in the amount of $50.7 million in the three-month period ended October 31, 2002.

The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since integrated this technology into its software products. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business was not considered a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has accounted for the sale of assets and liabilities related to the Managed Services Business as a nonoperating gain in the Statement of Operations. The Company retained title to all of its proprietary software products.

As part of the purchase price, the Company granted EDS a license to use its software products to service those customers that were transferred to EDS, and agreed to provide certain maintenance services with respect to the license, including desktop support and software updates and enhancements on an if and when available basis. The Company recorded a deferred gain of $388,000 for the maintenance of software for customers transferred to EDS, all of which was recognized as of the fiscal year ended January 31, 2004.

Original Software License and Maintenance Agreement

At the time that it entered into the asset purchase agreement, the Company also entered into a separate software license and maintenance agreement with EDS (“the EDS License”) pursuant to which the Company granted EDS a license to use the Company’s software products. Under the EDS license, EDS agreed to pay the Company a minimum aggregate license and maintenance fee of $52.0 million over a term of three years beginning in August 2002. EDS’ payment obligation was subject to the Company’s development and delivery of specified software product features and functions, which the Company delivered to EDS and for which the Company received acceptance from EDS in April 2003.

At the time the EDS License was signed, the Company determined it had sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the separate EDS license and maintenance agreement based upon the renewal rates stated in the EDS License. The Company further determined that the $52.0 million EDS License entailed a separate earnings process and therefore did not affect the quality of use or the $63.5 million value paid by EDS for the Managed Services Business. Because the EDS License contained extended payment terms and the Company has not established vendor specific objective evidence of fair value for its maintenance, the Company has been recognizing the related license fees when the monthly minimum commitments become due, but only after the Company delivered all specified features and functions in April 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license fees under the EDS License to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS License were equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the EDS License, EDS was required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until completion of the initial three-year term in August 2005.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendments to the EDS License

In August 2004, the Company entered into an amendment to the EDS License. Pursuant to the amendment, (1) the term of the original license and maintenance agreement was extended through March 2008, (2) EDS is required to pay the Company $2.0 million per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by the software products, (4) EDS receives rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (5) the Company agreed to provide certain third-party equipment and software for EDS’ use in connection with the software products, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1,583,333 per month for five successive one-year terms unless terminated in advance by EDS. Revenue under the amended arrangement will continue to be recognized based on the lessor of ratably or when monthly payments become due over the extended term of the amended agreement.

In October 2004, the Company entered into another amendment of the EDS License pursuant to which the Company provided EDS with $4.0 million for the purchase of computer equipment required to support the planned deployment of the software products within EDS’ facilities. As a result of this amendment, the Company was released from any further obligation to provide any equipment to EDS. Accordingly, the amounts paid to EDS pursuant to the amendment have been charged to cost of sales as a contract acquisition cost.

9.    Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15 million shares of undesignated preferred stock, none of which has been issued as of January 31, 2005.

Common Stock

In October 1999, the Company sold 11.4 million shares of common stock to its founders at fair market value for cash. The shares of common stock vested as to 25% on the first anniversary of the issuance date with the balance vesting ratably over the remaining period of three years as specified in the purchase agreements. As of January 31, 2004, all shares had vested. The sale of common stock to the founders at fair market value was accounted for as an increase in equity.

On December 15, 2004, the Company completed the sale of 10 million shares of its common stock at a price of $6.40 per share to institutional investors for net proceeds of $61.8 million. The shares were registered pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission on June 8, 2004.

Common Stock Repurchases

In November 2002, the Company’s Board of Directors approved the repurchase of up to $5.0 million worth of the Company’s common stock. Pursuant to the repurchase program, the Company is required to obtain Board approval prior to exceeding certain cash expenditure levels. The term of the repurchase program expires on December 31, 2005. As of January 31, 2003, the Company had repurchased 52,000 shares at prices ranging from $1.77 to $1.98, for an aggregate price of $98,000, in the open market pursuant to the repurchase program. An additional 16,000 shares at prices ranging from $0.74 to $1.78, for an aggregate of $20,000, were repurchased

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from employees due to default of their stockholder notes during the period ended January 31, 2003. Repurchases during fiscal 2004 and 2005 were not material.

Stock Option Plans

The Company’s 2000 Incentive Stock Plan provides for the grant of incentive stock options to the Company’s employees and nonstatutory stock options and stock purchase rights to its employees, directors and consultants. A total of 12.5 million shares of the Company’s common stock plus any unissued but reserved shares under the 2000 Incentive Stock Plan as of the effective date of the initial public offering and any shares returned to such plans shall be reserved for issuance under the 2000 Incentive Stock Plan. The shares may be authorized, but unissued, or reacquired common stock.

The number of shares reserved for issuance under the Company’s 2000 Incentive Stock Plan provides for annual increases on the first day of the Company’s fiscal year beginning in 2003 by an amount equal to the least of (i) 8% of the outstanding shares of the Company’s common stock on the first day of the year; provided, however, such percentage shall decrease to 6% of the outstanding shares of the Company’s common stock beginning after 2007, (ii) 9.0 million shares or (iii) an amount determined by the Company’s Board of Directors. In April 2005, an additional 3.8 million shares, and in February 2004 and 2003, an additional 3.3 million and 3.9 million shares, respectively, were made available pursuant to the annual increase provisions.

The Director Option Program is part of the Company’s 2000 Incentive Stock Plan and provides for the periodic grant of nonstatutory stock options to the Company’s non-employee directors.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan a total of 1.5 million shares of the Company’s common stock were made available for sale. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company’s fiscal year beginning in 2003 in an amount equal to the least of (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company’s common stock on that date, or (iii) an amount determined by the Company’s Board of Directors. In April 2005, and additional 1.0 million shares and in February 2004, and 2003, an additional 1.6 million, and 1.6 million shares, respectively, were made available pursuant to the annual increase provisions. The Company’s Board of Directors or a committee of its Board administers the Purchase Plan.

The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period. The Company had issued 2.4 million shares under the Purchase Plan as of January 31, 2005. At January 31, 2005, the Company had 3.8 million shares reserved for future issuance.

Warrant Issued to Alliance Partner

In February 2001, the Company entered into a marketing alliance agreement with Accenture and concurrently issued a warrant to Accenture to purchase up to 250,000 shares of the Company’s common stock.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares subject to the warrant were to vest upon the achievement by Accenture of specified contingencies. Although Accenture never achieved any of the contingencies specified in the warrant, in January 2004, the Company entered into a settlement agreement with Accenture whereby the Company agreed to issue to Accenture approximately 48,000 shares of the Company’s common stock in exchange for the cancellation and termination of the warrant and the marketing alliance agreement. The fair value of the shares of approximately $373,000 was estimated at the date of issuance using the Black-Scholes pricing model with the following assumptions: fair market value of the common stock of $7.79 on the day of issuance, risk free interest rate of 3.4%, contractual life of zero, volatility of 88%, and a dividend rate of zero. The Company recorded a non-cash charge, equal to the fair value of the common shares issued to Accenture, as operating expense in the fiscal year ended January 31, 2004.

Notes Receivable from Stockholders

The Company has notes receivable outstanding of approximately $1,000 from employees as of January 31, 2005, issued to finance the purchase of shares of common and convertible preferred stock of the Company. The notes are full recourse notes that bear interest at a rate of approximately 6% per annum with principal and interest due four years from the original issuance date. The notes were issued from inception (September 9, 1999) through August 2000.

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes all stock option plan activity:

		Options and Stock Purchase Rights Outstanding
	Shares Available	Shares	Weighted Average Exercise Price
Balance at January 31, 2002	9,150,660	14,197,888	$4.55
Shares authorized	—	—	—
Granted	(6,908,518)	6,908,518	1.19
Exercised	—	(1,107,785)	0.66
Repurchases	1,090,557	—	1.06
Cancellations	6,469,024	(6,469,024)	5.17

Balance at January 31, 2003	9,801,723	13,529,597	2.86
Shares authorized	3,930,558	—	—
Granted	(2,496,020)	2,496,020	4.52
Exercised	—	(2,378,522)	2.25
Stock Award	—	(105,000)	5.60
Repurchases	52,576	—	0.52
Cancellations	1,564,858	(1,564,858)	5.13

Balance at January 31, 2004	12,853,695	11,977,237	3.05
Shares authorized	3,261,468	—	—
Granted	(4,718,025)	4,718,025	7.30
Exercised	—	(1,902,734)	2.17
Repurchases	16,980		0.80
Cancellations	922,791	(922,791)	3.80

Balance at January 31, 2005	12,336,909	13,869,737	4.57

Exercisable at end of period		6,337,809	$3.49

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized over the three-year vesting period of the stock award. The Company recognized approximately $246,000 and $236,000 of stock compensation expense using the graded vesting method in the fiscal year ended January 31, 2005 and January 31, 2004, respectively, with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized approximately $730,000 of stock compensation recovery with respect to this option during the fiscal year ended January 31, 2005. The Company recognized approximately $2.2 million of stock compensation expense with respect to this option during the fiscal year ended January 31, 2004. The Company did not recognize any compensation expense with respect to this option during the fiscal year ended January 31, 2003 because the market price of the Company’s underlying shares of common stock was less than the option’s exercise price through January 31, 2003.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended January 31, 2004, the Company extended the exercise period from 90 days to 1 year for stock options held by certain terminated employees. The modification of the options resulted in the recognition of compensation expense upon termination, calculated as the difference between the intrinsic value on the date of modification and the exercise price at the date of termination. The Company recognized approximately $292,000 of stock compensation expense with respect to these modifications during the fiscal year ended January 31, 2004.

The following table summarizes significant ranges of outstanding and exercisable options at January 31, 2005:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.47–$1.60	2,803,604	7.34	$0.99	1,739,201	$1.13
1.70– 2.98	2,150,033	7.52	2.05	1,413,048	2.06
2.98– 5.97	3,332,928	7.47	4.18	1,866,430	3.81
5.97– 8.00	3,528,506	8.69	6.97	921,972	6.58
8.00–18.00	2,054,666	8.95	8.59	397,158	10.22

	13,869,737	7.98	$4.57	6,337,809	$3.49

There were approximately 438,000 unvested shares of common stock subject to repurchase as of January 31, 2005. Common stock is subject to repurchase upon termination of the employment of the holder of the stock if the underlying purchase right has not yet vested. Such shares are subject to repurchase at their original issuance prices.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock-based awards issued under the Company’s option plans. As of January 31, 2005, the Company has $106,000 recorded in deferred compensation for stock purchase rights and stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Stock-based compensation expense (recovery) of $(131,000), $606,000, and $(14.3) million was recognized using the graded vesting method for the years ended January 31, 2005, 2004, and 2003, respectively. The Company reversed approximately $234,000, $819,000, and $26.8 million from stock compensation expense related to employees that were terminated during fiscal years ended January 31, 2005, 2004, and 2003, respectively. The reversals reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense initially recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting period of the applicable stock purchase rights and stock options, generally four years. The Company recorded approximately $103,000, $1.4 million and $12.5 million in amortization expense during fiscal years ended January 31, 2005, 2004, and 2003, respectively. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. In addition, the Company reversed approximately $7,000, $130,000, and $10.4 million of unamortized deferred stock compensation related to the terminated employees during the fiscal period ended January 31, 2005, 2004, and 2003, respectively.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Segment Information

Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the period ended January 31, 2003, the Company had two operating segments, the Managed Services Business and the Software Business. The Company sold the Managed Services Business to EDS on August 15, 2002. Since then, the Company has only one operating segment focusing on the Software Business. However, since revenue from the Company’s Software Business was insignificant during fiscal year 2003 it is not disclosed separately. The Company is organized geographically between the United States, Europe and Asia.

Net revenues by operating segment are as follows (in thousands):

	Year Ended January 31,
	2005	2004	2003
Revenues generated in the Managed Services Business	$—	$—	$37,703
Revenues generated in the Software Products Business	37,792	18,050	—

Revenues as reported	$37,792	$18,050	$37,703

Net revenues by geographic location are as follows (in thousands):

	Year Ended January 31,
	2005	2004	2003
Revenues generated in the United States	$33,173	$18,050	$30,341
Revenues generated in Europe	378	—	7,362
Revenues generated in Asia	4,241	—	—

Revenues as reported (1)	$37,792	$18,050	$37,703

(1)	For the year ended January 31, 2005, EDS and NTT Communications accounted for 54% and 11% of the Company’s net revenues, respectively. For the year ended January 31, 2004, EDS accounted for 83% of the Company’s net revenues. For the year ended January 31, 2003, no customer accounted for more than 10% of the Company’s net revenues.

Long-lived assets and total assets by geographic location were as follows (in thousands):

	Year Ended January 31,
	2005	2004
United States	$4,076	$3,777
Europe	33	—
Asia	4	—

Total	$4,113	$3,777

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	January 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	32	—	—
Foreign	356	(1,435)	1,500

	388	(1,435)	1,500

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Provision (benefit) for income taxes	388	$(1,435)	$1,500

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Year Ended January 31,
	2005	2004	2003
Federal statutory rate	$(1,639)	$(3,290)	$(4,194)
Foreign withholding taxes	356	65	—
State taxes	32	—	—
Foreign tax on sale of Managed Services Business	—	(1,500)	1,500
Unbenefited net operating loss	1,639	3,290	4,194

	$388	$(1,435)	$1,500

Foreign pretax income was insignificant for the years ended January 31, 2005, 2004, and 2003. In the year ended January 31, 2004, the Company concluded a foreign jurisdictional tax examination covering the Managed Services Business sale that resulted in the reversal of an income tax provision of $1.5 million.

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended January 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$115,643	$99,525
Deferred revenue	4,197	2,367
Non-deductible reserves and accruals	3,763	5,185
Other	4,695	4,064

Total deferred tax assets	128,298	111,141
Valuation allowance	(126,648)	(111,141)
Deferred tax liability:
Purchased intangibles	(1,650)	—

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $15.5 million, $4.6 million, and $21.9 million during the years ended January 31, 2005, 2004, and 2003, respectively.

As of January 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $305.5 million, which expire in the years 2005 through 2025, and federal research and development tax credits of approximately $1.4 million, which expire in the years 2020 through 2025. In addition, the Company had state net operating loss carryforwards of approximately $196.4 million, which expire in the years 2005 through 2015, and state research and development credits of approximately $1.4 million, which do not expire.

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net loss per share because their effect would be antidulutive. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes nonvested shares. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2005	2004	2003
Numerator:
Net loss	$(7,246)	$(8,409)	$(3,247)

Denominator:
Weighted average common shares outstanding	85,404	80,027	77,627
Less weighted average shares subject to repurchase	(671)	(1,410)	(6,092)

Shares used in basic and diluted net loss per share	84,733	78,617	71,535

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.05)

For the years ended January 31, 2005, 2004, and 2003, the Company excluded 12.8 million, 11.5 million, and 12.0 million shares of common stock, respectively, in the computation of diluted net loss per share. The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for these periods.

On December 1, 2004, the Company entered into a definitive agreement and plan of reorganization with Rendition Networks, Inc., or Rendition Networks, a network device automation company located in Redmond, Washington, pursuant to which the Company agreed to acquire all of Rendition Networks’s outstanding capital stock in exchange for $15 million in cash and approximately 2.68 million shares of the Company’s common stock.

13.    Guarantees and Indemnifications

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

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is not possible to determine or reasonably estimate the maximum potential amount of future payments under any of these indemnification obligations due to the varying terms of such obligations, the lack of any history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any claims for indemnification under any of these arrangements, nor has it had a history of indemnifying third parties. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded a liability under these arrangements.

14.    Settlements

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Prior to this settlement, the Company accrued a liability related to its Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, the Company paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $170,000. In addition, the Company and Qwest reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations for the quarter ended April 30, 2004.

During the year ended January 31, 2004, the Company reached final resolution with a former Managed Services Business vendor related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued by the Company and the resolution of such liabilities resulted in an additional gain on the sale of the assets and liabilities of the Managed Services Business to EDS of approximately $1.1 million.

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

15.    Legal Proceedings

The Company is not currently involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

16.    Subsequent Event

On February 3, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Rendition Networks, Inc., a provider of network device automation software located in Redmond, Washington. The purchase will enable the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. Pursuant to the terms of the merger agreement, the consideration paid by the Company consisted of $15 million in cash and approximately 2.68 million shares of

OPSWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s common stock. The number of shares issued by the Company was fixed at the signing of the merger agreement and was determined by dividing $18 million by a 10-day average of the closing price of the Company’s common stock calculated as of the signing date (December 1, 2004). At closing, Rendition stockholders also received a dividend of approximately $6.0 million, paid from Rendition’s existing cash balance. Of the total cash consideration to be paid, approximately $6.0 million was distributed to an escrow account for indemnification in connection with, among other things, breaches of representations and warranties. The amount placed in escrow lapses over 18 months following the completion of the merger.

As of the date of the filing of this Annual Report on Form 10-K, the Company had not received audited financial statements of Rendition Networks from Rendition for the two years ended December 31, 2004 and, therefore, has not completed its final purchase price allocation. Based on its preliminary allocation of the purchase consideration to the net tangible and intangible assets acquired from Rendition, which is subject to change, the Company expects to record the following intangible assets: developed technology, in-process research and development, customer relationships and goodwill.

17.    Quarterly Results (Unaudited)

The table below sets forth selected supplementary unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended January 31, 2005
Net revenues	$7,338	$8,641	$10,230	$11,583
Cost of revenues	1,713	2,049	6,312 (1)	2,548
Restructuring charges, net	(150)	(854)	(54)	(27)
Amortization (reversal) of deferred stock compensation	(122)	(10)	1	—
Loss from operations	(2,023)	(991)	(6,507)	(2,405)
Gain (loss) on sale of assets and liabilities related to Managed Services Business	4,280 (2)	58	—	(173)
Net income (loss)	2,017	(813)	(6,315)	(2,135)
Basic net income (loss) per share	$0.02	$(0.01)	$(0.08)	$(0.02)
Diluted net income (loss) per share	$0.02	$(0.01)	$(0.08)	$(0.02)

Year ended January 31, 2004
Net revenues	$2,541	$4,265	$5,010	$6,234
Cost of revenues	943	1,072	1,172	1,399
Restructuring charges, net	846	69	269	(156)
Amortization (reversal) of deferred stock compensation	58	321	66	161
Loss from operations	(5,648)	(4,277)	(3,244)	(1,058)
Gain on sale of assets and liabilities related to Managed Services Business	66	66	1,052	68
Net income (loss)	(3,871)	(3,133)	(2,037)	632
Basic net income (loss) per share	$(0.05)	$(0.04)	$(0.03)	$0.01
Diluted net income (loss) per share	$(0.05)	$(0.04)	$(0.03)	$0.01

(1)	This amount includes a $4.0 million one-time payment made to EDS in October 2004, pursuant to the terms of our amended license and maintenance agreement effective August 2004, to fund EDS’ purchase of equipment required to support the deployment of our software products in its facilities.
(2)	This amount includes a $4.3 million reversal of previously accrued data center facility costs relating to the Company’s Managed Services Business in connection with the Company’s settlement of litigation with Qwest Communications.

Basic and diluted net loss per share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year net loss per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of January 31, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of January 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report on management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

We have omitted certain information from this Annual Report on Form 10-K that is required by Part III. We intend to file a definitive proxy statement with the Securities and Exchange Commission relating to our annual meeting of stockholders no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference as indicated below.

ITEM 10.	EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

Our directors, executive officers and key employees and their ages as of April 1, 2005 are as follows:

Name	Age	Position
Marc L. Andreessen	33	Chairman of the Board of Directors
Benjamin A. Horowitz	38	President, Chief Executive Officer and Director
Timothy A. Howes	41	Chief Technical Officer and Executive Vice President of Development
Sharlene P. Abrams	47	Chief Financial Officer
John L. O’Farrell	46	Executive Vice President of Business Development
Jordan J. Breslow	49	General Counsel and Secretary
Sharmila N. Shahani	39	Senior Vice President of Marketing
Mark D. Cranney	41	Executive Vice President of Sales
James E. Adkins	43	Senior Vice President of Engineering
Eric W. Johnson	34	Vice President of Engineering
William V. Campbell	64	Director
Mike J. Homer	47	Director
Simon M. Lorne	59	Director
Michael S. Ovitz	58	Director
Michelangelo A. Volpi	38	Director

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

Timothy A. Howes is a co-founder of Opsware and has served as our Chief Technical Officer since September 1999 and our Executive Vice President of Development from October 2001 to December 2004. Dr. Howes also served as our Senior Vice President of Engineering from June 2000 to August 2000 and as our President of Product Operations from September 2000 to September 2001. Prior to co-founding Opsware, Dr. Howes served as Vice President of Technology at America Online, Inc. from April 1999 to September 1999.

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

Sharlene P. Abrams has served as our Chief Financial Officer since October 2002. Prior to joining Opsware, Ms. Abrams served as Chief Financial Officer and Vice President of Finance and Administration of Mercury Interactive Corporation, a software company, from November 1993 to November 2001. From February 1988 to November 1993, Ms. Abrams held management positions with PricewaterhouseCoopers, an auditing firm. Prior to joining PricewaterhouseCoopers, Ms. Abrams held financial management positions with Cullinet Software, a software company, and Compugraphic Corporation, a manufacturing company. Ms. Abrams began her career in 1978 as a certified public accountant with Laventhol & Horwath, an auditing firm. Ms. Abrams holds a B.S. in business administration from Boston University.

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

Mark D. Cranney has served as our Executive Vice President of Sales since May 2004. Prior to joining Opsware, Mr. Cranney served as Senior Division Vice President-Americas at Parametric Technology Corp., a provider of product life-cycle management enterprise software and consulting solutions, from April 1998 to

September 2003. From April 1996 to April 1998, Mr. Cranney served as a Vice President of Sales and Marketing at DxU, a privately-held medical device company. Prior to DxU, Mr. Cranney served as a national sales manager for the Patient Care Division of C.R. Bard, Inc., a medical device manufacturer, and started his career in sales and sales management positions at Lanier Worldwide. Mr. Cranney holds a B.S. degree in Business Administration and Marketing from Southern Utah University.

James E. Adkins has served as our Senior Vice President of Engineering for the Opsware Server Automation System and Opsware Asset Management System products since December 2004. Prior to joining Opsware, Mr. Adkins was Senior Vice President of the Rational Suites Group at Rational Software, a provider of software development life-cycle tools and infrastructure products which was acquired by IBM in 2003, from February 2001 to February 2004. Mr. Adkins joined Rational following its acquisition of Catapulse, a provider of hosted development services, where he was Senior Vice President of Products from February 2000 to February 2001. Prior to Catapulse, Mr. Adkins served as the Vice President of the Commerce Exchange division at Netscape Communications and was responsible for the ECXpert and TradingXpert electronic commerce software products from June 1996 to February 2000. From 1985 to 1996, Mr. Adkins held management and engineering positions within the General Electric Company. Mr. Adkins holds a B.S. in Biochemistry from David Lipscomb University in Nashville, TN, and an M.B.A from Belmont University in Nashville, TN.

Eric W. Johnson has served as our Vice President of Engineering for the Opsware Network Automation System since our acquisition of Rendition Networks in February 2005. Prior to that, Mr. Johnson was a co-founder of Rendition Networks, and served as its Chief Technical Officer and Vice President of Engineering, from August 2001 to February 2005. Before that Mr. Johnson was co-founder of Imandi.com, inc., an online marketplace for consumer and business services, and served as Vice President of Product Development for Imandi.com from September 1998 to August 2001. Mr. Johnson served as a Lead Software Design Engineer for Microsoft Corporation, a desktop software company, from February 1995 to September 1998, working for Microsoft Research and on the Microsoft Team Manager product, and served as Software Design Engineer from July 1992 to February 1995 working on Microsoft Project. Mr. Johnson holds B.A. degrees in Computer Science and Managerial Studies from Rice University, Houston.

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

Simon M. Lorne has served as a director of Opsware since September 2002. Mr. Lorne is currently Vice Chairman and Chief Legal Officer of Millenium Partners L.P., a hedge fund. From 1997 to 2004, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. From 1996 to 1997, Mr. Lorne was a Managing Director of Salomon Brothers, an investment banking firm, where he served as global head of internal audit of that firm and of its parent corporation, Salomon Inc, and as a senior member of the control team. Following the 1997 merger of Salomon Inc into Travelers Group Inc. (and of Salomon Brothers into Salomon Smith Barney), he continued as a Managing Director and as a senior member of the legal department. After the 1998 merger of Travelers Group Inc. with Citicorp to form Citigroup Inc., he organized and coordinated the global compliance function of Citigroup Inc., which embraced the securities, banking and insurance activities of that entity while continuing as a Managing Director of Salomon Smith Barney. From 1993 to 1996 Mr. Lorne served as General Counsel of the United States Securities and Exchange Commission. From 1972 to 1996, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. Mr. Lorne also serves on the board of directors of Teledyne Technologies Incorporated, a technology hardware company. Mr. Lorne holds an A.B. in economics from Occidental College and a J.D. from the University of Michigan Law School.

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

Michelangelo A. Volpi has served as a director of Opsware since August 2003. Mr. Volpi currently serves as Senior Vice President, Routing Technology Group of Cisco Systems Inc., a network equipment manufacturer. From 1994 to 2001, Mr. Volpi held various positions at Cisco, including Senior Vice President, Chief Strategy Officer, Senior Vice President of Business Development/Global Alliances, Vice President of Business Development, Director of Business Development, and Business Development Manager. Prior to joining Cisco, Mr. Volpi held various management positions at the Hewlett Packard Company’s Optoelectonics Division. Mr. Volpi holds a B.S. in mechanical engineering, an M.S. in manufacturing systems engineering and an M.B.A., all from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons, we believe that during our fiscal year ended January 31, 2005 all the reporting persons complied with the filing requirements.

We have adopted a written code of conduct and ethics that applies to all directors, officers and employees of Opsware, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in accordance with the rules of the Securities and Exchange Commission promulgated thereunder. The code of conduct and ethics is available on our website at www.opsware.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our proxy statement under the heading “Principal Accountant Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 38 of this Annual Report on Form 10-K.

        2.    Financial Statement Schedules.

The following consolidated financial statement schedules of Opsware Inc. are filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial Statements:

Schedule	Page
II —Valuation and Qualifying Accounts	84

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        3.    Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

	Exhibit	Incorporated By Reference				Filed Herewith
Exhibit No.		Form	File No.	Filing Date	Exhibit No.

2.1	Asset Purchase Agreement between the Registrant and Electronic Data Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A

2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2003	S-4	333-111418	12-19-03	Annex A

2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004	8-K	000-32377	3-8-04	2.2

2.2	Agreement and Plan of Reorganization between Registrant, Rendition Networks, Inc., RN1 Acquisition Corp., RN2 Acquisition LLC and Cameron Myhrvold, dated December 1, 2004	8-K	000-32377	2-3-05	2.01

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B

3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2

4.1	Option Agreement between the Registrant and Morgan Stanley & Co. Inc., dated June 12, 2002	S-3	333-91064	6-24-02	4.1

	Exhibit	Incorporated By Reference				Filed Herewith
Exhibit No.		Form	File No.	Filing Date	Exhibit No.

10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1

10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2

10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3

10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4

10.5+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5

10.6	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6

10.7	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.9

10.8+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.	10-K	000-32377	5-1-02	10.11

10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13

10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14

10.11	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1

10.12	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1

10.13	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1

10.14	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004	10-Q	000-32377	9-9-04	10.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (See page 83)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

	Exhibit	Incorporated By Reference				Filed Herewith
Exhibit No.		Form	File No.	Filing Date	Exhibit No.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

+	Management contract, compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

        (b)    Exhibits.

See Item 15(a)(3) above.

        (c)    Financial Statements and Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPSWARE INC.

By:	/S/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz
President, Chief Executive Officer and Director

Date: April 15, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 15, 2005 in the capacities indicated:

Signature	Title

/S/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SHARLENE P. ABRAMS Sharlene P. Abrams	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ MARC L. ANDREESSEN Marc L. Andreessen	Chairman of the Board of Directors

/S/ WILLIAM V. CAMPBELL William V. Campbell	Director

/S/ MIKE J. HOMER Mike J. Homer	Director

/S/ SIMON M. LORNE Simon M. Lorne	Director

/S/ MICHAEL S. OVITZ Michael S. Ovitz	Director

/S/ MICHELANGELO A. VOLPI Michelangelo A. Volpi	Director

OPSWARE INC.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

January 31, 2005

(in thousands)

	Balance at Beginning of Period	Addition (Reduction) Charged to Costs and Expenses	Deductions		Balanced transferred to EDS		Balance at End of Period
Year ended January 31, 2003
Deducted from asset account:
Allowance for doubtful accounts	$915	$63	$125	(1)	$785	(2)	$68

Year ended January 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$68	$(7)	$8	(1)	$—		$53

Year ended January 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$53	$131	$59	(1)	$—		$125

(1)	Represents specific customer accounts written off.
(2)	Represents balance transferred to EDS as part of the sale of the Managed Services Business, see Note 8.

Exhibit Index

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Data Systems Corporation, dated June 14, 2002.	DEF14A	000-32377	7-10-02	Annex A

2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2003.	S-4	333-111418	12-19-03	Annex A

2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004.	8-K	000-32377	3-8-04	2.2

2.2	Agreement and Plan of Reorganization between Registrant,., Rendition Networks, Inc., RN1 Acquisition Corp., RN2 Acquisition LLC and Cameron Myhrvold, dated December 1, 2004.	8-K	000-32377	2-3-05	2.01

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B

3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2

4.1	Option Agreement between the Registrant and Morgan Stanley & Co. Inc., dated June 12, 2002.	S-3	333-91064	6-24-02	4.1

10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1

10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2

10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3

10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4

10.5+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5

10.6	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6

10.7	Notes Registration Rights Agreement, dated February 9, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.9

10.8+	Promissory Note dated May 9, 2000 by and among the Registrant and James T. Dimitriou.	10-K	000-32377	5-1-02	10.11

10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13

10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14

10.11	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002.	S-3	333-91064	6-24-02	10.1

10.12	First Amendment to Lease Agreement.	10-Q	000-32377	12-12-03	10.1

10.13	Second Amendment to Lease Agreement.	10-Q	000-32377	9-12-03	10.1

Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.14	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004.	10-Q	000-32377	9-9-04	10.1

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (See page 83).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

+	Management contract, compensatory plan or arrangement.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.