Form 10-Q
period 2005-04-30
OPSWARE INC
filed 2005-06-09
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

There were 98,400,114 shares of the registrant’s Common Stock, par value $0.001, outstanding on May 31, 2005.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, financial results, operating results, revenue generated from the sale of our software products, including our license and maintenance agreement with EDS, operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers and expansion of our product offerings and target markets, the timing of new product releases, including our Darwin product, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and potential expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update the information in this report after the date of this report, whether as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results as they existed for the interim periods presented.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2005	January 31, 2005
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$102,968	$118,615
Accounts receivable, net	4,819	3,895
Prepaid expenses and other current assets	3,935	3,506

Total current assets	111,722	126,016
Property and equipment, net	4,352	4,113
Restricted cash	2,480	2,740
Prepaid rent	2,017	2,185
Other assets	354	818
Intangible assets, net	9,831	4,125
Goodwill	27,608	3,594

Total assets	$158,364	$143,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552	$882
Other accrued liabilities	5,675	5,002
Advances from customers	4,642	8,855
Deferred revenue, current portion	14,716	9,840
Accrued restructuring costs, current portion	232	233
Capital lease obligations	17	—

Total current liabilities	25,834	24,812

Capital lease obligations, net of current portion	81	—
Deferred revenue, net of current portion	1,194	651
Accrued restructuring costs, net of current portion	1,411	1,466
Commitments and contingencies
Stockholders’ equity:
Common stock	98	95
Additional paid-in capital	604,569	585,204
Notes receivable from stockholders	—	(1)
Deferred stock compensation	(1,163)	(106)
Accumulated deficit	(473,648)	(468,519)
Accumulated other comprehensive loss	(12)	(11)

Total stockholders’ equity	129,844	116,662

Total liabilities and stockholders’ equity	$158,364	$143,591

(A)           The balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,
	2005	2004

Net revenue:
License revenue	$8,149	$5,428
Services revenue	4,466	1,910

Net revenue	12,615	7,338
Cost and expenses:
Cost of license revenue	80	46
Cost of services revenue*	2,939	1,667
Amortization of developed technology	404	138
Research and development*	5,374	2,587
Sales and marketing*	5,017	3,068
General and administrative*	2,633	1,395
In-process research and development charges	1,190	610
Restructuring recoveries, net	(18)	(150)
Amortization of other acquisition-related intangibles	321	122
Amortization (reversal) of deferred stock compensation	415	(122)

Total cost and expenses	18,355	9,361

Loss from operations	(5,740)	(2,023)
Gain (loss) on sale of assets and liabilities from Managed Services Business	(33)	4,280
Interest and other income, net	646	133

Income (loss) before income taxes	(5,127)	2,390
Provision for income taxes	2	373

Net income (loss)	$(5,129)	$2,017

Basic net income (loss) per share	$(0.05)	$0.02

Diluted net income (loss) per share	$(0.05)	$0.02

Shares used in computing basic net income (loss) per share	97,627	82,051

Shares used in computing diluted net income (loss) per share	97,627	89,542

* Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$3	$(175)
Research and development	89	32
Sales and marketing	60	1
General and administrative	263	20

Total amortization (reversal) of deferred stock compensation	$415	$(122)

(1)               Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering, in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2005	2004

Operating activities:
Net income (loss)	$(5,129)	$2,017
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	775	593
Amortization of intangibles	724	260
Charge (benefit) related to stock-based compensation agreements	(263)	(248)
Amortization (reversal) of deferred stock compensation	415	(122)
Recovery on disposal of property and equipment	—	(6)
In-process research and development charges	1,190	610
Changes in operating assets and liabilities:
Accounts receivable, net	376	(453)
Prepaid expenses, other current assets and other assets	(440)	(278)
Prepaid rent	168	198
Accounts payable	(330)	314
Accrued data center facilities costs	—	(4,280)
Other accrued liabilities	386	(996)
Advances from customers	(4,213)	(246)
Deferred revenue	5,178	3,828
Accrued restructuring costs	(56)	(92)

Net cash provided by (used in) operating activities	(1,219)	1,099

Investing activities:
Purchases of property and equipment	(799)	(367)
Restricted cash	260	—
Proceeds from sale of assets	—	6
Direct acquisition costs paid	(15,067)	(551)
Cash acquired (overdraft) in acquisition of businesses	(22)	954

Net cash provided by (used in) investing activities	(15,628)	42

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,101	1,385
Principal payments on capital lease obligations	98	(11)
Proceeds from repayment of notes receivable	1	188

Net cash provided by financing activities	1,200	1,562

Net increase (decrease) in cash and cash equivalents	(15,647)	2,703
Cash and cash equivalents at beginning of period	118,615	55,205

Cash and cash equivalents at end of period	$102,968	$57,908

Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$—	$5
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	—	13
Common stock issued in connection with the acquisition of Tangram	—	10,000
Common stock issued in connection with the acquisition of Rendition Networks	16,398	—
Assumption of Rendition Networks vested options and unvested restricted stock	2,162	—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware,” or “the Company,”), was incorporated on September 9, 1999 in the state of Delaware. The Company sells its Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS) and Opsware Asset Management System (OAMS) product lines to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. The Company refers to this business as its Software Business. The Company’s software products automate key network, server and software operations in large data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing and reallocating servers, network devices and business applications. The Company’s products work across geographically disparate locations and heterogeneous IT environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

On February 3, 2005, the Company acquired Rendition Networks, Inc. (“Rendition Networks”), a provider of network device automation software located in Redmond, Washington. The purchase enables the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. The results of operations of Rendition Networks since the effective date of the acquisition have been included in the Company’s consolidated financial statements.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such principles, rules and regulations. While in the opinion of the Company the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, these condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended January 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2005. The condensed consolidated balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date.

The results of operations for the three-month period ended April 30, 2005 are not necessarily indicative of results for any other period.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’” (“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and Statement of Position
No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier then when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

The Company generates revenue from the sale of its software licenses and services including revenue from maintenance and support agreements and professional service agreements. Through the quarter ended April 30, 2005, the Company recognized a majority of its revenue ratably over the remaining post-contract support (“maintenance”) obligation period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered because the Company had not established vendor specific objective evidence (VSOE) of fair value of its maintenance for its OSAS product.

Revenue from the sale of OSAS software licenses is comprised of fees for multi-year or perpetual licenses under contracts with customers. For perpetual licenses, until the Company established VSOE of fair value for maintenance, the license, maintenance and professional services revenue was recognized ratably over the remaining maintenance period once all elements except maintenance had been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Subsequent to the establishment of VSOE of fair value for maintenance, the Company will recognize perpetual license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered with consideration to individual contract terms and conditions and as prescribed by SOP 98-9. The Company will then recognize maintenance revenue ratably over the term of the maintenance contract. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price charged to the customer for maintenance when it is sold separately (that is, the stated or renewal rate). Customers that enter into license agreements where maintenance for the initial twelve months is included in the license fee generally have the ability to renew the maintenance contract for an additional one year term at the renewal rate (that is, the price for maintenance when sold separately). Maintenance contracts are generally one year in duration.

In the case of OAMS and ONAS software, for which the Company has established VSOE of fair value for maintenance, the Company recognizes perpetual license revenue based upon the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. The Company establishes VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based on the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of any other elements of the arrangement. Through the quarter ended April 30, 2005, when services

(excluding maintenance and support services) were considered essential to the arrangement, the service revenue fee was recognized ratably over the remaining maintenance period beginning once the services were completed and delivered, as the Company did not have VSOE of fair value for maintenance for OSAS.

For those arrangements where the Company has concluded that the services element is not essential to the other elements of the arrangement, the Company then determines whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, the Company uses VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. Through the quarter ended April 30, 2005, the Company did not have VSOE of fair value of services. Consequently, upon delivery of the software and any services, the entire arrangement fee was recognized ratably over the remaining maintenance period. In the case of pre-packaged software for which the Company has established VSOE of fair value for maintenance, the Company recognizes revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

VSOE of fair value for professional services is based upon hourly or daily rates. The Company enters into stand-alone contracts for professional services and these contracts provide for payment on a time and materials basis. The hourly or daily rates associated with these contracts are used to determine the VSOE of fair value of professional services in multi-element arrangements.

The Company recognizes revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless it is aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with sales to resellers, there is no right of return or price protection.

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

Impairment of Long-Lived Assets and Intangible Assets

The Company continually reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Indicators of impairment might include a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. When such indicators are present, if the undiscounted cash flows expected to be generated from operations attributable to the long-lived assets are less than the carrying value of such long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets to the extent the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets.

As part of the Company’s acquisition of Tangram, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology. As part of the acquisition of Rendition Networks, approximately $6.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.7 million for customer relationships and approximately $3.7 million for developed technology. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill annually. There were no impairment charges recorded during the three-month period ended April 30, 2005.

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

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies.” If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. The Company places all of its cash, cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents, restricted cash and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations, as warranted, and maintains reserves for potential losses on accounts receivable.

For the three-month period ended April 30, 2005, EDS and British Sky Broadcasting accounted for 41% and 14% of the Company’s net revenue, respectively. For the three-month period ended April 30, 2004, EDS and Northrop Grumman accounted for 65% and 15% of the Company’s net revenue, respectively. As of April 30, 2005, EDS accounted for 41% of the Company’s accounts receivable balance.

Comprehensive Net Income (Loss)

For the three-months ended April 30, 2005, net loss and comprehensive net loss were both $5.1 million. For the three-months ended April 30, 2004, net income and comprehensive net income were both $2.0 million. Other comprehensive income (loss) includes foreign currency translation adjustments that are excluded from net income (loss).

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. If compensation expense for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net income (loss) and net income (loss) per share would have resulted in the pro forma GAAP amounts indicated below:

	Three Months Ended April 30,
	2005	2004
	(in thousands, except per share amounts)
As reported net income (loss)	$(5,129)	$2,017
Stock-based compensation expense (reversal) included in reported net loss	154	(367)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,094)	(2,209)

Pro forma GAAP net income (loss)	$(8,069)	$(559)

Income (loss) per share:
As reported net income (loss) per share—basic and diluted	$(0.05)	$0.02

Pro forma GAAP net income (loss) per share—basic	$(0.08)	$(0.01)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights’ and options’ vesting periods. The fair value of stock awards are measured over an expected four year life and the fair value of employee stock purchase plans are measured over an expected two year life. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards		Employee Stock Purchase Plan
	Three Months Ended April 30,		Three Months Ended April 30,
	2005	2004	2005	2004

Risk-free interest yield	3.9%	3.9%	3.6%	2.3%
Expected life (years)	4.0	4.0	2.0	2.0
Volatility	74%	84%	61%	89%
Dividend yield	0%	0%	0%	0%

The weighted average fair value was $3.12 and $2.37, and $4.42 and $1.46 per share, for stock options and stock purchase rights granted in the three-month periods ended April 30, 2005 and April 30, 2004, respectively.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which, absent further changes, will require the Company to expense employee stock options for financial reporting purposes for the Company’s fiscal quarter beginning February 1, 2006. See Note 12, “Recent Accounting Pronouncement.” The Company has not yet determined whether it will use the Black-Scholes option pricing model or another valuation method.

2. Acquisitions

Rendition Networks, Inc.

On February 3, 2005, the Company acquired Rendition Networks. This acquisition enables the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. For purchase accounting purposes, the transaction was valued at approximately $34.2 million, which included shares of Company common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $0.6 million of direct acquisition costs. The transaction was accounted for using the purchase method. The Company issued approximately 2.53 million shares of common stock with a fair value of $16.4 million and paid $15.0 million of cash in exchange for all of the outstanding stock of Rendition Networks. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.97 per share.  Approximately $6.0 million of the $15.0 million in cash paid to the Rendition Networks stockholders is being withheld in escrow and may be recovered by the Company in satisfaction of indemnification claims under the merger agreement. Assuming no indemnity claims are made, one-half of this escrowed amount would be released to the Rendition Networks stockholders on February 3, 2006, with the remaining one-half released on August 3, 2006.

The results of operations of Rendition Networks were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, February 3, 2005.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the liabilities and tangible and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company. The purchase price allocation for purchase accounting purposes is not final and may be adjusted for a period of one year from the transaction close date based on higher than expected acquisition costs or unforeseen pre-acquisition liabilities.

A summary of the total purchase price is as follows (in thousands):

Common stock	$16,398
Assumption of Rendition Networks vested options and unvested restricted stock	2,162
Cash consideration	15,000
Direct costs of the acquisition	623

Total purchase price	$34,183

The total purchase price has been allocated as follows (in thousands):

Accounts receivable, net	$1,300
Other current assets	78
Property and equipment, net	215
Amortizable intangible assets:
Customer Relationships	2,700
Developed Technology	3,730
In-Process Research and Development	1,190
Goodwill	24,015
Deferred stock compensation	1,505
Accounts payable	(22)
Other accrued liabilities	(287)
Deferred revenue	(241)

Total purchase price	$34,183

Goodwill

Of the total purchase price, approximately $24.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired.

Purchased identified intangible assets

Of the total purchase price, approximately $6.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.7 million and developed technology of approximately $3.7 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $387,000 for the three-months ended April 30, 2005. Total intangible assets subject to amortization are as follows (in thousands):

April 30, 2005

Customer relationships	$2,700
Developed technology	3,730

Gross intangible assets	6,430
Less accumulated amortization	(387)

Identified intangible assets, net	$6,043

The aggregate estimated annual intangible amortization expense through January 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization

2006	$1,593
2007	1,608
2008	1,608
2009	1,607
2010	14

$6,430

In-process research and development

Of the total purchase price, $1.2 million was allocated to in-process research and development (“IPR&D”). Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $1.2 million for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2005.

Deferred revenue

Of the total purchase price, $241,000 was allocated to deferred revenue. Deferred revenue represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Rendition Networks acquisition.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Rendition Networks as if the acquisition had occurred as of the beginning of the earliest periods presented. The unaudited pro forma financial information for the three-month period ended April 30, 2005, was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended April 30, 2005, which includes Rendition Networks’ financial data after February 3, 2005. Rendition Networks’ operating results for the period of February 1, 2005 to February 2, 2005 were immaterial, and so have not been included in the calculation below. The unaudited pro forma financial information for the three-month period ended April 30, 2004 was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended April 30, 2004 and Rendition Networks’s unaudited statements of operations for the three-month period ended March 31, 2004. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Rendition Networks as if the acquisition had occurred as of the beginning of the earliest periods presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004

Net revenue	$12,615	$7,668
Net income (loss)	$(5,932)	$85
Basic net income (loss) per share	$(0.06)	$0.00
Diluted net income (loss) per share	$(0.06)	$0.00

Tangram Enterprise Solutions, Inc.

On February 20, 2004, the Company acquired Tangram. The Company acquired Tangram to extend the Company’s product offerings and technology capabilities, expand its customer base and increase research and development opportunities. For purchase accounting purposes, the transaction was valued at approximately $11.5 million, consisting of $10.0 million of Opsware common stock and approximately $1.5 million of direct acquisition costs. The transaction was accounted for using the purchase method. The Company issued approximately 1.1 million shares of common stock with a fair value of $10.0 million in exchange for all of the outstanding stock and the extinguishment of certain indebtedness of Tangram. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the five consecutive trading days ending on the trading day prior to the close of the acquisition, which was $8.92 per share.

The results of operations of Tangram were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, February 20, 2004.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company. The purchase price is final as of February 20, 2005, and will not be adjusted.

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

Purchased identified intangible assets

Of the total purchase price, approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $337,000 and $260,000 for the three-months ended April 30, 2005 and 2004, respectively. Total intangible assets subject to amortization are as follows (in thousands):

	April 30, 2005	January 31, 2005

Customer relationships	$2,535	$2,535
Developed technology	2,862	2,862

Gross intangible assets	5,397	5,397
Less accumulated amortization	(1,609)	(1,272)

Identified intangible assets, net	$3,788	$4,125

The aggregate estimated annual intangible amortization expense through January 31, 2009 is as follows (in thousands):

Fiscal Year	Amortization

2006	$1,349
2007	1,349
2008	1,349
2009	78

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

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Tangram as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information for the three-month period ended April 30, 2004, was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended April 30, 2004, which includes Tangram financial data after February 20, 2004, and Tangram’s internal statements of operations for the period of February 1, 2004 to February 19, 2004. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Tangram as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

Three Months Ended April 30,
2004

Net revenue	$7,944
Net loss	$781
Basic and diluted net loss per share	$0.01

3. Restructuring Costs

In August 2002, the Company announced a restructuring program in connection with the closing of the sale of its Managed Services Business to EDS. The restructuring program was accounted for under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activity,” (“SFAS 146”). The restructuring program included a provision for the resulting excess facilities located in Sunnyvale, California, and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of its ability to sublease excess facilities based on known prevailing real estate market conditions at that time. As a result, the Company recorded restructuring costs of $13.3 million in the quarter ended October 31, 2002.

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program in connection with the closing of the sale of the Company’s Managed Services Business. Pursuant to the agreement, the Company renegotiated its lease payments and paid the lessor of its corporate headquarters approximately $7.4 million. This resulted in a reduction of its restructuring liability related to the closing of the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized to operating expense through May 2010, the end of the lease term.

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was extended to August 2006, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability, resulting in a reduction to the recorded restructuring liability of approximately $436,000. In addition, the Company recorded a recovery for excess facilities of approximately $313,000 during the fiscal year ended January 31, 2005 due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $190,000. The sublease payments were not included in the calculation of the original 2002 restructuring charge due to the uncertainty of the financial condition of the subtenant. The Company also recorded a recovery of approximately $146,000 for property taxes, due to a change in estimate of future property tax payments as property values have decreased. Property taxes had been included in the original restructuring calculation. In addition, the Company recorded a recovery due to sublease payments received in the three-months ended April 30, 2005 of $18,000.

A summary of the restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total

Total Charge	$12.1	$1.2	$13.3
Non-cash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Non-cash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	2.6	—	2.6
Amortization	(0.1)	—	(0.1)

Balance at April 30, 2004	2.5	—	2.5
Amortization	(0.2)	—	(0.2)
Adjustments	(0.4)	—	(0.4)

Balance at July 31, 2004	1.9	—	1.9
Amortization	(0.1)	—	(0.1)

Balance at October 31, 2004	1.8	—	1.8
Amortization	(0.1)	—	(0.1)

Balance at January 31, 2005	1.7	—	1.7
Amortization	(0.1)	—	(0.1)

Balance at April 30, 2005	$1.6	—	$1.6

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

The Company used its proprietary Opsware automation technology in the Managed Services Business, and has since integrated this technology into its software products. As a result, the operations and cash flows of the Managed Services Business could not clearly be distinguished from the Software Business, either operationally or for financial reporting purposes. Therefore, the Managed Services Business was not considered a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has accounted for the sale of assets and liabilities related to the Managed Services Business as a nonoperating gain in the condensed consolidated statement of operations. The Company retained title to all of its proprietary software products.

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

At the time the EDS License was signed, the Company determined it had sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the separate EDS license and maintenance agreement based upon the renewal rates stated in the EDS License. The Company further determined that the $52.0 million EDS License entailed a separate earnings process and therefore did not affect the quality of use or the $63.5 million value paid by EDS for the Managed Services Business. Because the EDS License contained extended payment terms and the Company has not established VSOE of fair value for its maintenance, the Company has been recognizing the related license fees when the monthly minimum commitments become due, but only after the Company delivered all specified features and functions in April 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license fees under the EDS License to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS License were equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the EDS License, EDS was required to pay the Company monthly minimum commitment fees of $333,000 for the first six months of the initial term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until completion of the initial three-year term in August 2005.

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

5. Stock-Based Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $588,000. The expense is being amortized to sales and marketing in the condensed consolidated statement of operations over the three-year vesting period of the stock award. The Company recognized approximately $33,000 and $85,000 of stock compensation expense using the graded vesting method in the three-month periods ended April 30, 2005 and 2004, respectively, with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in market value, until the options are exercised, forfeited or expire. The Company recognized $(295,000) and $(330,000) of stock compensation expense (recovery) with respect to this option during the three-month periods ended April 30, 2005 and 2004, respectively. The expense (recovery) is being reported in general and administrative expenses in the condensed consolidated statements of operations.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Additionally, the acquisition of Rendition Networks resulted in the Company recording deferred stock compensation of $1.5 million.

Stock-based compensation expense (recovery) of $415,000 and $(122,000) was recognized using the graded vesting method for the three-month periods ended April 30, 2005 and 2004, respectively. The Company reversed approximately $0 and $200,000 from stock compensation expense related to employees that were terminated during the three-month periods ended April 30, 2005 and 2004, respectively. The reversals were related to previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. In addition, the Company recorded $415,000 and $78,000 in amortization expense during the three-month periods ended April 30, 2005 and 2004, respectively. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting and expense in earlier years than the straight-line method. In addition, the Company reversed approximately $0 and $5,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the three-month periods ended April 30, 2005 and 2004, respectively.

6. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the periods ended April 30, 2005 and 2004, the Company had only one operating segment focusing on the Software Business. The Company is organized geographically between the United States, Europe and Asia. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance are assessed. Net revenue by geographic location is as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
	(unaudited)
Revenue generated in North America (1)	$9,554	$6,724
Revenue generated in Europe (1)	2,149	139
Revenue generated in Asia	912	475

	$12,615	$7,338

(1)               For the three-month period ended April 30, 2005, EDS and British Sky Broadcasting accounted for 41% and 14% of the Company’s net revenue. For the three-month period ended April 30, 2004, EDS and Northrop Grumman accounted for 65% and 15% of the Company’s net revenue.

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

8. Net Income (Loss) Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic consolidated net income (loss) per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net income (loss) per share because their effect would be antidilutive. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes nonvested shares as their effect is also antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004

Numerator:
Net income (loss)	$(5,129)	$2,017
Denominator:
Weighted average common shares outstanding	98,122	82,823
Less weighted average shares subject to repurchase	(495)	(772)

Shares used in basic net income (loss) per share	97,627	82,051
Diluted impact of employee stock plans	—	7,491

Shares used in diluted net income (loss) per share	97,627	89,542

Basic net income (loss) per share	$(0.05)	$0.02

Diluted net income (loss) per share	$(0.05)	$0.02

For the three-month period ended April 30, 2005, the Company excluded 16.1 million and shares of common stock. The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive.

For the three-month period ended April 30, 2004, the Company excluded 5.4 million shares of common stock. The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net income per common share, as the exercise price of the stock options associated with these shares was greater than the Company’s average stock price as of April 30, 2004, and, therefore the effect would have been antidilutive.

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

11. Income Taxes

The Company has incurred losses from operations for the three-month period ended April 30, 2005, and therefore no income tax provision has been recorded other than $2,000 in estimated state income tax. The Company has recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of its customers for the three-month period ended April 30, 2004.

12. Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognize such cost over the vesting period. In the absence of further changes, SFAS 123R will be effective for the Company’s fiscal quarter beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. In the absence of further changes, the Company will be adopting the Modified Prospective method of accounting for SFAS 123R. The Company has not yet determined the impact of the adoption of SFAS 123R on its consolidated financial statements.

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

Overview

We are a provider of IT automation software for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. In this quarterly report, we refer to this business as our Software Business. Our software products include the Opsware Server Automation System (OSAS), the Opsware Network Automation System (ONAS) and the Opsware Asset Management System (OAMS). Our software products automate IT operations across servers, software, applications and network devices and discover and track assets across the IT environment. OSAS automates key network, server, software and application operations. ONAS automates network device operations for large data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets. Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, business applications and network devices.

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

Management Discussion

For the three-month periods ended April 30, 2005 and 2004, 41% and 65% of our revenues came from our license and maintenance agreement with EDS, respectively. Although the percentage of our total revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be largely dependent on our relationship with EDS for the foreseeable future.

On February 3, 2005, we completed our acquisition of Rendition Networks, Inc. (“Rendition Networks”), a provider of network device automation software located in Redmond, Washington. In this acquisition, we acquired our Network Automation System product, which enables us to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. For purchase accounting purposes, the transaction was valued at approximately $34.2 million, which included shares of our common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $0.6 million of direct acquisition costs. See Note 2, “Acquisitions” in the notes to the condensed consolidated financial statements for a further description of this transaction.

In May 2005, we announced a major new product, code-named “Darwin,” for our Server Automation System. The Darwin product offers a wide range of new capabilities and feature sets, and is expected to be generally available beginning in June 2005.

Relationship with EDS

Prior to August 2002 (fiscal year ending January 31, 2003), we primarily provided managed Internet services for corporations and government agencies operating mission-critical Internet applications. We referred to this business as our Managed Services Business. We used our proprietary Opsware automation technology in the Managed Services Business, and have since integrated this technology into our software products. In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash pursuant to an asset purchase agreement. At that time, we also entered into a separate license and maintenance agreement with EDS pursuant to which we granted EDS a license whereby EDS has certain rights to use our software products. Under the license and maintenance agreement, EDS agreed to pay us a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years.

In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the previous $52.0 million commitment EDS initially made in August 2002. Pursuant to our amendment of this agreement, (1) the term of the original agreement was extended through March 2008, (2) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1,583,333 per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (4) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (5) we agreed to provide certain third-party equipment and software for EDS’ use in connection with our software products, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1,583,333 per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized ratably or, if earlier, when monthly payments become due over the extended term of the amended agreement.

In October 2004, we entered into a second amendment of the license and maintenance agreement with EDS pursuant to which we provided EDS with $4.0 million for their purchase of computer equipment required to support their planned deployment of our software products within EDS’ facilities. As a result of this amendment, we have no further obligation to provide any equipment to EDS.

Results of Operations

Net revenue

Major Customers. For the three-months ended April 30, 2005 and 2004, the following customers accounted for over 10% of our license, services and net revenue:

	Three Months Ended April 30,
	2005	2004

License Revenue
EDS	51%	69%
British Sky Broadcasting	14%	—
Northrop Grumman	—	14%
Services Revenue
EDS	23%	52%
British Sky Broadcasting	14%	—
Northrop Grumman	—	19%
Net Revenue
EDS	41%	65%
British Sky Broadcasting	14%	—
Northrop Grumman	—	15%

We expect that significantly more than 10% of our revenue in the current fiscal year will be attributable to the license and maintenance agreement with EDS.

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased to $8.1 million during the three-month period ended April 30, 2005 from $5.4 million during the three-month period ended April 30, 2004. The increase was due to an increase in our customer base, including an approximately 200% increase in revenue derived from customers other than EDS during the three-month period ended April 30, 2005 as compared with the three-month period ended April 30, 2004.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal quarter period is not necessarily indicative of sales activity during that period, but rather generally relates back to sales in prior quarterly periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased to $4.5 million during the three-month period ended April 30, 2005 from $1.9 million during the three-month period ended April 30, 2004. The increase was due to increased maintenance revenue that we were able to recognize as our customer base increased.

Costs and Expenses

Cost of license revenue. Cost of license revenue consists of royalties related to third-party technologies included in our software. Cost of license revenue increased in absolute dollars, and remained consistent as a percentage of license revenue, to $80,000, or 1% of license revenue, during the three-month period ended April 30, 2005, from $46,000, or 1% of license revenue, during the three-month period ended April 30, 2004. The increase in absolute dollars in comparison to the prior periods was primarily due to additional royalties due to increased sales of royalty bearing products.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide services to our customers, fees for consulting services, facility costs and travel expenses. Cost of services revenue increased in absolute dollars, and decreased as a percentage of services revenue, to $2.9 million, or 66% of services revenue, during the three-month period ended April 30, 2005, from $1.7 million, or 87% of services revenue, during the three-month period ended April 30, 2004. The increase in absolute dollars in the three-month period was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 34 on April 30, 2004 to 54 on April 30, 2005, which reflects the effect of additional hiring necessary to meet the current needs of our business and increased outsourced contractor fees to fulfill service obligations as a result of the increase in our customer base, while the decrease as a percentage of services revenue was primarily due to a greater increase in revenue relative to costs reported during the three-month period ended April 30, 2005.

Amortization of developed technology. Amortization of developed technology increased in absolute dollars to $0.4 million during the three-month period ended April 30, 2005, from $0.1 million during the three-month period ended April 20, 2004.  As a result of the acquisition of Rendition Networks in February 2005, we began amortizing purchased developed technology beginning in the three-month period ended April 30, 2005. The value assigned to developed technology was approximately $3.7 million, which is being amortized on a straight-line basis over a four-year life at a rate of approximately $233,000 per quarter. As a result of the acquisition of Tangram in February 2004, we began amortizing purchased developed technology beginning in the three-month period ended April 30, 2004. The value assigned to developed technology was approximately $2.9 million, which is being amortized on a straight-line basis over a four-year life at a rate of approximately $179,000 per quarter.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and amortization of purchased equipment and software. Research and development expenses increased in absolute dollars and as a percentage of net revenue to $5.4 million, or 43% of net revenue, during the three-month period ended April 30, 2005 from $2.6 million, or 35% of net revenue, during the three-month period ended April 30, 2004. The increase in absolute dollars in the three-month period was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 64 on April 30, 2004 to 113 on April 30, 2005, which reflects the effect of the Rendition Networks acquisition as well as additional hiring necessary to meet the current needs of our business. The increase as a percentage of net revenue was primarily due to a lower increase in revenue relative to the increase in expenses reported during the three-month period ended April 30, 2005.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs. Sales and marketing expenses increased in absolute dollars, and decreased as a percentage of net revenue, to $5.0 million, or 40% of net revenue, during the three-month period ended April 30, 2005 from $3.1 million, or 42% of net revenue, during the three-month period ended April 30, 2004. The increase in absolute dollars was primarily due to increased salaries and related personnel expenses as well as an increase in related recruiting costs due to an increase in headcount from 32 on April 30, 2004 to 64 on April 30, 2005, which reflects the effect of the Rendition Networks acquisition as well as additional hiring necessary to meet the current needs of our business, increased advertising and promotional activities and increased commissions due to increased sales. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported in the three-month period ended April 30, 2005.

We expect that each of our cost of license revenue, cost of service revenue, research and development expenses and sales and marketing expenses will increase in absolute dollars in the next fiscal quarter as we continue to grow our business.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and non-cash compensation charges (recovery) for the cancellation and modification of stock option awards. General and administrative expenses increased in absolute dollars and as a percentage of net revenue to $2.6 million, or 21% of net revenue, during the three-month period ended April 30, 2005 from $1.4 million, or 19% of net revenue, during the three-month period ended April 30, 2004. The increase in absolute dollars and as a percentage of net revenue was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 29 on April 30, 2004 to 35 on April 30, 2005, which reflects the effect of additional hiring necessary to meet the current needs of our business, and increased costs incurred related to Sarbanes-Oxley compliance. Excluding the effect of costs incurred related to Sarbanes-Oxley compliance and any non-cash compensation charges in connection with the revaluation of variable stock option awards or modification of stock option awards, which cannot be determined until the last day of the quarter, we expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter as we continue to grow our business.

In-process research and development charges. In-process research and development was $1.2 million and $610,000 during the three-month periods ended April 30, 2005 and April 30, 2004, respectively. In the three-month period ended April 30, 2005, this charge resulted solely from the write-off of in-process research and development costs in connection with the acquisition of Rendition Networks. In the three-month period ended April 30, 2004, this charge resulted solely from the write-off of in-process research and development costs in connection with the acquisition of Tangram.

Products that qualify for in-process research and development represent those that have not reached technical feasibility and for which no alternative future uses exist. The products were still in development at the time of the acquisitions. The income approach was used to value in-process research and development.  The ONAS product, True Control 4.0, has been completed and we began shipping the product as of the three month period ended April 30, 2005.  The OAMS product version is still under development as of April 30, 2005 and the exact date of completion has not yet been determined.

Restructuring costs (recoveries), net. In fiscal 2003, we announced a restructuring program in connection with the closing of the sale of our Managed Services Business to EDS and recorded restructuring costs of $13.3 million in the three-month period ended October 31, 2002. The restructuring program included a worldwide workforce reduction, a provision for the resulting excess facilities and a provision for excess and obsolete property and equipment. The lease payments on excess facilities were based on management’s estimates of our ability to sublease excess facilities based on known prevailing real estate market conditions at that time. During the three-month period ended April 30, 2005 and April 30, 2004, we recorded a recovery for sublease payments received of approximately $18,000 and $150,000, respectively. See Note 3, “Restructuring Costs,” in the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a further discussion of these restructuring charges.

Amortization of other acquisition-related intangibles. As a result of the acquisition of Rendition Networks, we began amortizing customer relationships through operating expenses beginning in the three-month period ended April 30, 2005. The aggregate value assigned to all Rendition Networks customer relationships was $2.7 million, which is being amortized on a straight-line basis over a four-year life at a rate of approximately $169,000 per quarter. As a result of the acquisition of Tangram, we began amortizing customer relationships through operating expenses beginning in the three-month period ended April 30, 2004. The aggregate value assigned to all Tangram customer relationships was $2.5 million, which is being amortized on a straight-line basis over a four-year life at a rate of approximately $158,000 per quarter.

Amortization (reversal) of deferred stock compensation. Amortization (reversal) of deferred stock compensation was approximately $415,000 in the three-month period ended April 30, 2005 compared to ($122,000) in the three-month period ended April 30, 2004. As a result of our acquisition of Rendition Networks, we recorded $1.5 million of deferred stock compensation on our balance sheet.  The expense of $415,000 for the three-month period ended April 30, 2005 consisted solely of amortization of this deferred stock compensation.  Amortization expense of $78,000 in the three-month period ended April 30, 2004 was more than offset by the reversal of $200,000 of deferred stock compensation as a result of the termination of employees who held unvested shares for which amortization expense had previously been recorded.

In accordance with SFAS 123, when we grant stock options to employees and directors, we do not currently record compensation expense. Rather, we have elected to continue to recognize stock-based compensation expense under APB 25 and provide pro forma disclosures of the impact on our operating results if we had accounted for stock-based compensation under SFAS 123. See Note 1, “Summary of the Company and Significant Accounting Policies,” in the notes to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25. However, effective for the Company’s fiscal quarter beginning February 1, 2006, the Company will recognize compensation expense for equity awards to employees in accordance with SFAS No. 123R, “Share-Based Payment.”  See Note 12, “Recent Accounting Pronouncement” in the Notes to the condensed consolidated financial statements for a description of the new requirement.

Gain on sale of assets and liabilities from Managed Services Business. In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. Prior to this settlement, we accrued a liability related to our Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $170,000. In addition, the parties excluded from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations for the period ended April 30, 2004.

During the three-month period ended April 30, 2005, we recorded $33,000 in sales tax related to the sale of the Managed Service Business.

Interest and other income, net. Interest and other income, net, increased to income of $646,000 in the three-month period ended April 30, 2005 from income of $133,000 in the three-month period ended April 30, 2004, primarily due to an increase in cash due to net proceeds from the sale of 10 million shares of our common stock in December 2004, net of cash paid for Rendition Networks, as well as increased interest rates.

Provision for income taxes. Provision for income taxes decreased to $2,000 in the three-month period ended April 30, 2005 from $373,000 in the three-month period ended April 30, 2004.  We incurred losses from operations for the three-month period ended April 30, 2005 and, accordingly, did not make any provision for income taxes other than an immaterial provision for estimated state income tax. We have recorded an income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the three-month period ended April 30, 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of April 30, 2005, we had approximately $105.4 million in cash, cash equivalents and restricted cash. On December 15, 2004, we received approximately $61.8 million of net proceeds from the sale of 10 million shares of our common stock.

Net cash provided by (used in) operating activities was $(1.2) million and $1.1 million for the three-month periods ended April 30, 2005 and April 30, 2004, respectively. Net cash used in operating activities for the three-month period ended April 30, 2005 was primarily the result of our net operating loss of $5.1 million (which included a $1.2 million write-off of in-process research and development as part of the acquisition of Rendition Networks), and a $4.2 million decrease in advances from customers, offset by a $0.4 million increase in accounts receivable, $0.8 million depreciation and $0.7 million amortization expense, and a $5.2 million increase in deferred revenue.

Net cash provided by operating activities for the three-month period ended April 30, 2004 was primarily the result of our net income of $2.0 million, (including a $0.6 million write-off of in-process research and development as part of the acquisition of Tangram), $0.6 million depreciation and $0.3 million amortization expense, a $3.8 million increase in deferred revenue, offset by a $4.3 million decrease in accrued data center costs, and a $0.5 million decrease in accounts receivable.

Net cash provided by (used in) investing activities was approximately $(15.6) million and $42,000 for the three-month periods ended April 30, 2005 and April 30, 2004, respectively. Net cash used in investing activities for the three-month period ended April 30, 2005 consisted of $15.0 million in direct acquisition costs paid related to the acquisition of Rendition Networks and purchases of capital equipment, partially offset by a decrease in restricted cash. Net cash provided by investing activities for the three-month period ended April 30, 2004 consisted of net cash acquired from the acquisition of Tangram, partially offset by an increase in direct acquisition costs paid related to the acquisition of Tangram and purchases of capital equipment.

Net cash provided by financing activities was $1.2 million and $1.6 million for the three-month periods ended April 30, 2005 and April 30, 2004, respectively. Net cash provided by financing activities for the three-month period ended April 30, 2005 was primarily attributable to proceeds received from the exercise of stock options.  Net cash provided by financing activities for the three-month period ended April 30, 2004 was primarily attributable to proceeds received from the exercise of stock options and payments received from stockholder notes receivable.

As of April 30, 2005, our principal commitments consisted of obligations outstanding under operating leases for facilities. The following summarizes our contractual obligations at April 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

		Less			Greater
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating leases, net of subleases	$9,079	$1,928	$3,522	$3,481	$148

We believe that our current cash balances, including cash and cash equivalents, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses. To the extent that existing cash and cash equivalents balances and cash flows from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.  For example, in February 2005, we completed the acquisition of Rendition Networks, and paid $15 million in cash as part of the acquisition price.

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. SFAS 123R will be effective for our fiscal quarter beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We will be adopting the Modified Prospective method of accounting for SFAS 123R. We have not yet determined the impact of the adoption of SFAS 123R on our consolidated financial statements.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. Actual results could differ from these estimates. In addition, our estimates may change based upon changed circumstances and as we reassess our underlying assumptions from time to time. The SEC has described the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We believe the following are our critical accounting policies, which affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by Statement of Position No. 98-4, “Deferral of the Effective Date of SOP 97-2, ‘Software Revenue Recognition’” (“SOP 98-4”), Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier then when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

We generate revenue from the sale of our software licenses and services including revenue from maintenance and support agreements and professional service agreements. Through the quarter ended April 30, 2005, we recognized a majority of our revenue ratably over the remaining post-contract support (“maintenance”) obligation period once deployment of our software had been completed and all other elements of the arrangement had been delivered because we had not established vendor specific objective evidence (“VSOE”) of fair value of our maintenance for our OSAS product.

Revenue from the sale of OSAS software licenses is comprised of fees for multi-year or perpetual licenses under contracts with customers. For perpetual licenses, until we established VSOE of fair value for maintenance, the license, maintenance and professional services revenue was recognized ratably over the remaining maintenance period once all elements except maintenance had been delivered. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period. Subsequent to the establishment of VSOE of fair value for maintenance, we will recognize perpetual license revenue based upon the residual method after all elements other than maintenance and non-essential professional services have been delivered with consideration to individual contract terms and conditions and as prescribed by SOP 98-9. We will then recognize maintenance revenue ratably over the term of the maintenance contract. In accordance with paragraph 10 of SOP 97-2, VSOE of fair value for maintenance is determined by reference to the price charged to the customer for maintenance when it is sold separately (that is, the stated or renewal rate). Customers that enter into license agreements where maintenance for the initial twelve months is included in the license fee generally have the ability to renew the maintenance contract for an additional one year term at the renewal rate (that is, the price for maintenance when sold separately). Maintenance contracts are generally one year in duration.

In the case of OAMS and ONAS software, for which we have established VSOE of fair value for maintenance, we recognize perpetual license revenue based upon the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on VSOE for that element. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized based on the residual method.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. In all cases, we assess whether the service element of the arrangement is essential to the functionality of any other elements of the arrangement. Through the quarter ended April 30, 2005, when services (excluding maintenance and support services) were considered essential to the arrangement, the service revenue fee was recognized ratably over the remaining maintenance period beginning once the services were completed and delivered, as we did not have VSOE of fair value for maintenance for OSAS.

For those arrangements where we have concluded that the services element is not essential to the other elements of the arrangement, we then determine whether: (1) the services are available from other vendors, (2) the services do not involve a significant degree of risk or unique acceptance criteria and (3) it is able to provide the services in order to separately account for the services revenue. When the services qualify for separate accounting, we use VSOE of fair value for the services and maintenance, if available, to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. Through the quarter ended April 30, 2005, we did not have VSOE of fair value of services.  Consequently, upon delivery of the software and any services, the entire arrangement fee was recognized ratably over the remaining maintenance period. In the case of pre-packaged software for which we have established VSOE of fair value for maintenance, we recognize revenue for maintenance using the straight-line method over the period that the maintenance is provided, generally one year. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

VSOE of fair value for professional services is based upon hourly or daily rates. We enter into stand-alone contracts for professional services and these contracts provide for payment on a time and materials basis. The hourly or daily rates associated with these contracts are used to determine the VSOE of fair value of professional services in multi-element arrangements.

We recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless it is aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with sales to resellers, there is no right of return or price protection.

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

Impairment of Long-Lived Assets and Intangible Assets. We continually review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates.

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

Restructuring Costs. During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation, net of estimated sublease income. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts and result in additional expenses or the recovery of amounts previously recorded.

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

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model has shifted from providing managed Internet services to primarily licensing our software products. We have limited experience operating our Software Business. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. In addition, we have acquired existing businesses and a suite of software products from these businesses in order to address additional aspects of the IT automation market. We have limited experience operating these acquired businesses as well. Our potential for future profitability must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. In addition, our future prospects may be hindered by our relative lack of experience in operating our own business and any businesses that we may acquire to augment our core business. Some of these risks relate to our potential inability to:

•                  sign contracts with and deploy our products to a sufficient number of customers;

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

•                  that for the foreseeable future, whether we meet our sales targets will depend on closing a small number of relatively large deals each quarter

•                  the timing and magnitude of operating expenses and capital expenditures;

•                  the effect of any non-cash compensation charges in connection with the issuance, cancellation or modification of stock option awards;

•                  the timing of our satisfaction of revenue recognition criteria;

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

We are planning to increase our operating expenses and capital expenditures in order to support our growth plans and based on estimates of future revenue. We believe that these expenditures are necessary in order to position our company for growth, but there is no assurance that these investments will result in sales and revenue substantial enough to compensate for these expenses. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the three-month period ended April 30, 2005, EDS accounted for 41% of our net revenue. As of April 30, 2005, EDS accounted for 41% of our accounts receivable balance. If our relationship with EDS were to deteriorate, our business and results of operations would be adversely affected. In addition, if EDS’ financial position were to deteriorate, our business and results of operations could be adversely affected.

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

The IT automation software market is relatively new, and our business will suffer if the market, or the technology standards within that market, do not develop as we expect.

The market for our products and services is relatively new and may not grow as we expect or be sustainable. Potential customers may choose not to purchase automation software from a third-party provider due to concerns about security, reliability, vendor stability and viability, cost or system compatibility. It is possible that our products may never achieve broad market acceptance. We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the information technology automation software market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

We have also joined together with a number of other technology companies in connection with the establishment of the data center mark-up language (“DCML”) standard within the data center environment. We cannot assure you that the DCML standard will become widely accepted or result in any benefits to our business.  If the DCML standard does not gain acceptance as we expect, we may not achieve significant market acceptance, our technology and products may need to be modified and our operating results may suffer.

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

In order to recognize the fees generated under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including that persuasive evidence that an arrangement exists, delivery has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to the American Institute of Certified Public Accountants (AICPA) SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method or in connection with multi-year licenses, as well as the timing of our establishment of VSOE of fair value for maintenance.  Our revenue recognition requirement, and accordingly the length of time between execution of a sales contract and recognition of revenue, varies among our three primary products. As a result, the mix of sales of particular products will impact our recognition of revenues from these sales in future quarters.

In addition, if we are not able to maintain VSOE of fair value for maintenance for OSAS in the future, we will recognize license, maintenance and professional services revenues ratably over the maintenance period.  To date, the vast majority of our revenue from sale of enterprise software has been recognized ratably over the remaining maintenance period after deployment of the software, as we had not established VSOE of fair value for maintenance for OSAS.

Our sales in any quarter depend on a small number of relatively large transactions

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in subsequent quarters, are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could continue to be adversely impacted if any large orders are delayed or canceled in any future period.

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

•                  customers’ budget cycles, budgetary constraints and internal acceptance procedures;

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

To achieve operating profitability, we will need to expand our revenue to exceed our operating expenses. If our revenue grows more slowly than we anticipate or if our operating expenses increase by more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve operating profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

Our products must integrate with many existing computer systems and software programs used by our customers.  In addition, integration requires adaptation to each customer environment, both in terms of interoperability and to meet the particular goals and objectives of each customer for our products.  This integration can be complex, costly and time consuming, and can cause delays in the deployment of our products for customers. Customers could become dissatisfied with our products if deployments within customer environments prove to be difficult, costly or time consuming, and this could negatively impact our ability to sell our products in the future.

We provide technical support to our customers pursuant to contracts that are generally renewable annually.  Our customers’ willingness to renew their maintenance and support agreements, enter into new contracts for additional products and act as a reference account will depend in large part on our ability to provide high levels of customer service. If we fail to provide the level of support demanded by our customers or if the capabilities of our products do not match our customers’ expectations, they may not renew their maintenance and support agreements or enter into new contracts for additional products and may not act as a reference account, each of which could have a material adverse impact on our revenue and operating results.

We may engage in additional acquisitions or investments, which may place a strain on our resources, cause dilution to our stockholders and harm our operating results.

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2004, we completed our acquisition of Tangram Enterprise Solutions, Inc., a software and services provider located in North Carolina. In addition, in February 2005, we completed our acquisition of Rendition Networks, Inc., a network device automation company located in Redmond, Washington. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize any benefit from any acquisitions, including the acquisitions of Tangram and Rendition Networks, if we are unable to do the following:

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

If we fail to do any of these, we may suffer losses, our resources may become strained and/or our management’s attention may be diverted from other important business concerns. We may lose key employees while integrating new organizations. Acquisitions could result in customer dissatisfaction, performance problems with an acquired company and its technology, contingent liabilities or possible impairment charges, any of which could harm our business. In addition, if we conduct acquisitions using convertible debt or equity securities, our existing stockholders will experience dilution in their investment.

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

Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Any failure to timely implement the reforms required by these new laws and regulations could significantly harm our business, operating results and financial condition. In particular, if we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

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

Changes in the accounting treatment for stock options will require us to account for employee stock options as compensation expense on our financial statements commencing February 1, 2006. In December 2004, the Financial Accounting Standard Board issued a new statement, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the financial statements based on their fair values. The new rules will be effective for us beginning February 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will materially and adversely affect our reported results of operations and our timing to achieve profitability.

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

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Similarly, although we believe that we are in compliance with the terms and conditions of the open source licenses that we use in conjunction with our technology, we could be found to be non-compliant or infringing upon the rights of others if these open source technologies prove to be proprietary. Intellectual property litigation or claims could force us to do one or more of the following:

•                  engage in costly litigation and pay substantial damages to customers or third parties;

•                  stop licensing technologies that incorporate the challenged intellectual property;

•                  terminate existing contracts with customers or with channel partners;

•                  contribute portions of our proprietary technology to the open source community;

•                  obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or

•                  redesign our technology and products, if feasible.

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

As we introduce new products or technologies into existing customer environments, we may experience performance and functionality problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, loss of customer satisfaction and delay in market acceptance of our products or customer claims against us, any of which could harm our business.

We may require additional capital to fund our operations or may elect to raise additional capital if the market permits.

We believe that our current cash balances, including cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if our licensing revenue does not meet our expectations, if we encounter unforeseen expenses or if our business plan changes, we may require additional equity or debt financing. In addition, we may elect to raise additional capital if market conditions permit in order to increase our cash balance and expand our business. If we elect to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. If we elect to raise additional capital through means of an equity financing, existing holders of our common stock will suffer dilution. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock. Any debt financing we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities.

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

•                  damage to our reputation; or

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

If we are unable to retain our executive officers or key technical personnel, we may not be able to successfully manage our business or achieve our objectives.

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

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue grows, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future. In addition, we are dedicating significant resources in connection with ongoing management assessment of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and may be required to hire additional staff members to assist in these efforts.

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

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. Delays in closing sales or completing installations could result in material variations in our quarterly results and quarter-to-quarter growth in the foreseeable future. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stock of technology companies. Furthermore, our common stock is relatively thinly traded, which contributes significantly to the volatility of our stock price. Due to the low trading volume of our stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. This could result in greater volatility in our stock price.

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

As of May 31, 2005, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 24% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

Substantial sales of our common stock or sales by insiders could depress our stock price.

If our stockholders sell substantial amounts of our common stock in the public market, or if any of our officers or directors were to sell shares of our commons stock held by them, the market price of our common stock could fall. As of May 31, 2005, we had 98,400,114 shares of common stock outstanding. In connection with the completion of our acquisition of Tangram in February 2004, we issued approximately 1.1 million shares of our common stock and registered those shares with the SEC. Furthermore, in connection with the completion of our acquisition of Rendition Networks in February 2005, we issued approximately 2.53 million shares of our common stock to the stockholders of Rendition Networks. Sales of any of these shares could depress our stock price. In addition, if certain venture capital firms that continue to hold our outstanding stock were to distribute their shares to their limited partners, the subsequent sale of shares by those limited partners could depress our stock price.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of April 30, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings. In the future, we may be subject to legal proceedings. Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

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

Dated: June 9, 2005

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