Form 10-Q
period 2005-07-31
OPSWARE INC
filed 2005-09-09
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

There were 98,775,346 shares of the registrant’s Common Stock, par value $0.001, outstanding on August 31, 2005.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS
SIGNATURE

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, financial results, operating results, revenue generated from the sale of our software products, including our license and maintenance agreement with EDS, expected increases in certain operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers expansion of our target markets, the timing of new product releases, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and potential expansion in our direct and indirect sales organizations.

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

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflects our results as they existed for the interim periods presented.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2005	January 31, 2005
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$103,222	$118,615
Accounts receivable, net	6,161	3,895
Prepaid expenses and other current assets	3,789	3,506

Total current assets	113,172	126,016
Property and equipment, net	3,997	4,113
Restricted cash	2,480	2,740
Prepaid rent	1,869	2,185
Other assets	417	818
Intangible assets, net	9,091	4,125
Goodwill	27,833	3,594

Total assets	$158,859	$143,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$779	$882
Other accrued liabilities	6,627	5,002
Advances from customers	1,555	8,855
Deferred revenue, current portion	20,501	9,840
Accrued restructuring costs, current portion	232	233
Capital lease obligations	20	—

Total current liabilities	29,714	24,812

Capital lease obligations, net of current portion	71	—
Deferred revenue, net of current portion	1,046	651
Accrued restructuring costs, net of current portion	1,355	1,466
Commitments and contingencies
Stockholders’ equity:
Common stock	98	95
Additional paid-in capital	604,946	585,204
Notes receivable from stockholders	—	(1)
Deferred stock compensation	(747)	(106)
Accumulated deficit	(477,572)	(468,519)
Accumulated other comprehensive loss	(52)	(11)

Total stockholders’ equity	126,673	116,662

Total liabilities and stockholders’ equity	$158,859	$143,591

(A)  The balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Net revenue:
License revenue	$9,888	$6,432	$18,037	$11,860
Services revenue	4,235	2,209	8,701	4,119

Net revenue	14,123	8,641	26,738	15,979
Cost and expenses:
Cost of license revenue	260	34	340	80
Cost of services revenue*	3,220	2,015	6,159	3,682
Amortization of developed technology	412	179	816	317
Research and development*	5,370	3,313	10,744	5,900
Sales and marketing*	5,715	3,323	10,732	6,391
General and administrative*	3,084	1,474	5,717	2,869
In-process research and development charges	—	—	1,190	610
Restructuring recoveries, net	—	(854)	(18)	(1,004)
Amortization of other acquisition-related intangibles	327	158	648	280
Amortization (reversal) of deferred stock compensation	324	(10)	739	(132)

Total cost and expenses	18,712	9,632	37,067	18,993

Loss from operations	(4,589)	(991)	(10,329)	(3,014)
Gain (loss) on sale of assets and liabilities from Managed Services Business	(11)	58	(44)	4,338
Interest and other income, net	686	136	1,332	269

Income (loss) before income taxes	(3,914)	(797)	(9,041)	1,593
Provision for income taxes	10	16	12	389

Net income (loss)	$(3,924)	$(813)	$(9,053)	$1,204

Basic net income (loss) per share	$(0.04)	$(0.01)	$(0.09)	$0.01

Diluted net income (loss) per share	$(0.04)	$(0.01)	$(0.09)	$0.01

Shares used in computing basic net income (loss) per share	97,912	83,082	97,729	82,572

Shares used in computing diluted net income (loss) per share	97,912	83,082	97,729	86,960

*  Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$2	$(3)	$5	$(178)
Research and development	45	(17)	134	15
Sales and marketing	31	3	91	4
General and administrative	246	7	509	27

Total amortization (reversal) of deferred stock compensation	$324	$(10)	$739	$(132)

(1)   Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation, incurred in connection with our initial public offering and an acquisition, in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2005	2004

Operating activities:
Net income (loss)	$(9,053)	$1,204
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,445	1,192
Amortization of intangibles	1,464	597
Benefit related to stock-based compensation agreements	(5)	(481)
Amortization (reversal) of deferred stock compensation	739	(132)
Recovery on disposal of property and equipment	—	(6)
In-process research and development charges	1,190	610
Changes in operating assets and liabilities:
Accounts receivable, net	(1,113)	(83)
Prepaid expenses, other current assets and other assets	(357)	(254)
Prepaid rent	316	265
Accounts payable	(103)	52
Accrued data center facilities costs	—	(6,520)
Other accrued liabilities	1,338	(783)
Advances from customers	(7,300)	1,816
Deferred revenue	10,815	3,380
Accrued restructuring costs	(112)	(700)

Net cash provided by (used in) operating activities	(736)	157

Investing activities:
Purchases of property and equipment	(1,114)	(933)
Restricted cash	260	171
Proceeds from sale of assets	—	6
Direct acquisition costs paid	(15,145)	(593)
Cash acquired (overdraft) in acquisition of businesses	(22)	954

Net cash used in investing activities	(16,021)	(395)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,272	3,099
Receipt of (principal payments on) capital lease obligations	91	(23)
Proceeds from repayment of notes receivable	1	254

Net cash provided by financing activities	1,364	3,330

Net increase (decrease) in cash and cash equivalents	(15,393)	3,092
Cash and cash equivalents at beginning of period	118,615	55,205

Cash and cash equivalents at end of period	$103,222	$58,297

Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$47	$7
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	—	13
Common stock issued in connection with the acquisition of Tangram	—	10,000
Common stock issued in connection with the acquisition of Rendition Networks	16,398	—
Assumption of Rendition Networks vested options and unvested restricted stock	2,162	—

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

The results of operations for the three and six-month periods ended July 31, 2005 are not necessarily indicative of results for any other period.

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

Significant Accounting Policies

Revenue Recognition

The Company generates revenue from the sale of its software licenses and services including revenue from maintenance and support agreements and professional service agreements. The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions”

(“SOP 98-9”), and EITF 00-21, Revenue Arrangements with Multiple Deliverables and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier than when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method based on the fair value of the undelivered elements, which is specific to the Company. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations within an arrangement are based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value for professional services, such as training and consulting, is based upon hourly or daily rates based upon separate sales of these services to other customers without the bundling of these elements. The hourly or daily rates associated with these contracts are used to determine the vendor specific objective evidence (“VSOE”) of fair value of professional services in multi-element arrangements.

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term arrangements. The Company recognizes license revenue based upon the residual method after all elements other than maintenance and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery. The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. Maintenance arrangements (or post contract customer support (PCS)) include ongoing customer support and rights to product updates if and when available. Revenue under these arrangements is recognized ratably using the straight-line method over the period that the maintenance is provided (generally one year). Professional service revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method). Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

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

For all periods included in the Company’s consolidated financials statements, in the case of OAMS and ONAS software, the Company recognizes perpetual license revenue based upon the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, the date when the Company determined it had established VSOE of the fair value of maintenance and professional services for OSAS, the Company recognizes both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered. For term licenses, usually one year in duration, accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period.

If the Company has not met the criteria for revenue recognition and has received cash from a customer, the amounts received may be included in advances from customers.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates. There were no impairment charges recorded through July 31, 2005.

As part of the Company’s acquisition of Tangram in February 2004, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology. As part of the acquisition of Rendition Networks in February 2005, approximately $6.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.7 million for customer relationships and approximately $3.7 million for developed technology. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill at least annually. There were no impairment charges recorded through July 31, 2005.

Goodwill as of July 31, 2005 was $27.8 million, which includes $24.2 million from the Company’s acquisition of Rendition Networks, which occurred on February 3, 2005.

Restructuring Costs

During fiscal 2002 and 2003, the Company restructured its business under plans approved by the Board of Directors by reducing its headcount, consolidating its facilities and disposing of excess and obsolete property and equipment. As a result of these actions, the Company recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property vacated as a result of its consolidation of facilities, net of estimated sublease income. As of July 31, 2005, all other restructuring liabilities have been paid out and only the lease obligations remain in the accrued restructuring balance. The Company’s estimates include the review of the financial condition of its existing sublessees as well as the state of the regional real estate markets. Each reporting period, the Company reviews these estimates based on the status of execution of its restructuring plan and, to the extent that these assumptions change due to changes in market conditions and its business, the Company revises the estimated fair value of its restructuring liabilities in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. The Company places all of its cash, cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company approximate fair value due to their short duration. The Company performs ongoing credit evaluations, as warranted, and maintains allowances for potential losses on accounts receivable.

For the three and six-months ended July 31, 2005 and 2004, the following customers accounted for over 10% of the Company’s net revenue for the periods indicated (amounts less than 10% for these customers are not specified):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Net Revenue
EDS	36%	60%	39%	62%
NTT Communications Corporation	—	16%	—	12%

Comprehensive Net Income (Loss)

For the three-months ended July 31, 2005, net loss and comprehensive net loss were $3.9 million and $4.0 million, respectively. For the three-months ended July 31, 2004, net loss and comprehensive net loss were both $0.8 million. For the six-months ended July 31, 2005, net loss and comprehensive net loss were both $9.1 million. For the six-months ended July 31, 2004, net income and comprehensive net income were both $1.2 million. Other comprehensive income (loss) includes foreign currency translation adjustments that are excluded from net income (loss) in all quarters presented.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
As reported net income (loss)	$(3,924)	$(813)	$(9,053)	$1,204
Stock-based compensation expense (reversal) included in reported net income (loss)	622	(239)	776	(605)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,261)	(2,625)	(6,243)	(4,833)

Pro forma net loss	$(6,563)	$(3,677)	$(14,520)	$(4,234)

Income (loss) per share:
As reported net income (loss) per share—basic and diluted	$(0.04)	$(0.01)	$(0.09)	$0.01

Pro forma net loss per share—basic	$(0.07)	$(0.04)	$(0.15)	$(0.05)

For purposes of this disclosure, the estimated fair value of the stock purchase rights and stock options is amortized to expense over the stock purchase rights’ and options’ vesting periods. The fair value of stock awards is measured over an expected four year life and the fair value of stock purchase rights is measured over an expected two year life. The fair value of stock purchase rights and options granted during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards		Stock Purchase Rights		Stock Awards		Stock Purchase Rights
	Three Months Ended July 31,				Six Months Ended July 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Risk-free interest yield	3.9%	3.5%	3.3%	2.8%	3.9%	3.7%	2.9%	1.8%
Expected life (years)	4.0	4.0	2.0	2.0	4.0	4.0	2.0	2.0
Volatility	73%	81%	65%	81%	74%	83%	76%	121%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

The weighted average fair value for stock options and stock purchase rights granted was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Weighted average fair value of stock awards	$2.98	$4.69	$3.09	$4.97

Weighted average fair value of stock purchase rights	$2.51	$1.68	$2.34	$1.44

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which currently will require the Company to expense employee stock options for financial reporting purposes beginning February 1, 2006. See Note 12, “Recent Accounting Pronouncement.” The Company has not yet determined whether it will use the Black-Scholes option pricing model or another valuation method in order to determine the fair value of stock-based awards under SFAS 123R.

2.     Acquisitions

Rendition Networks, Inc.

On February 3, 2005, the Company acquired Rendition Networks. This acquisition enables the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. For purchase accounting purposes, the transaction was valued at approximately $34.3 million, which included shares of Company common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $0.7 million of direct acquisition costs. The transaction was accounted for using the purchase method. The Company issued approximately 2.53 million shares of common stock with a fair value of $16.4 million and paid $15.0 million of cash in exchange for all of the outstanding stock of Rendition Networks. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.97 per share.  Approximately $6.0 million of the $15.0 million in cash paid to the Rendition Networks stockholders is being withheld in escrow and may be recovered by the Company in satisfaction of indemnification claims under the merger agreement. Assuming no indemnity claims are made, one-half of this escrowed amount would be released to the Rendition Networks stockholders on February 3, 2006, with the remaining one-half released on August 3, 2006.

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

A summary of the total purchase price is as follows (in thousands):

Common stock	$16,398
Assumption of Rendition vested options and unvested restricted stock	2,162
Cash consideration	15,000
Direct costs of the acquisition	700

Total purchase price	$34,260

The total purchase price has been allocated as follows (in thousands):

Accounts receivable, net	$1,153
Other current assets	78
Property and equipment, net	215
Amortizable intangible assets:
Customer Relationships	2,700
Developed Technology	3,730
In-Process Research and Development	1,190
Goodwill	24,239
Deferred stock compensation	1,505
Accounts payable	(22)
Other accrued liabilities	(287)
Deferred revenue	(241)

Total purchase price	$34,260

Goodwill

Of the total purchase price, approximately $24.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

Purchased identified intangible assets

Of the total purchase price, approximately $6.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.7 million and developed technology of approximately $3.7 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $0.4 million and $0.8 million for the three and six-months ended July 31, 2005. Total intangible assets subject to amortization are as follows (in thousands):

July 31,
2005

Customer relationships	$2,700
Developed technology	3,730

Gross intangible assets	6,430
Less accumulated amortization	(789)

Identified intangible assets, net	$5,641

The aggregate estimated annual intangible amortization expense through January 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization

2006	$1,593
2007	1,608
2008	1,608
2009	1,607
2010	14

$6,430

In-process research and development

Of the total purchase price, $1.2 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $1.2 million for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2005.

Deferred revenue

Of the total purchase price, $0.2 million was allocated to deferred revenue. Deferred revenue represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Rendition Networks acquisition.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Rendition Networks as if the acquisition had occurred as of the beginning of the earliest periods presented. Rendition Networks’ operating results have been included in the Company’s operating results since the date of acquisition, February 3, 2005. The operating results for the period of February 1, 2005 to February 2, 2005 were immaterial so pro forma results for the three and six-month periods ended July 31, 2005 have not been included below. The unaudited pro forma financial information for the three-month period ended July 31, 2004 was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended July 31, 2004 and Rendition Networks’s unaudited statements of operations for the three-month period ended June 30, 2004. The unaudited pro forma financial information for the six-month period ended July 31, 2004 was derived from the Company’s unaudited condensed consolidated statements of operations for the six-month period ended July 31, 2004 and Rendition Networks’s unaudited statements of operations for the six-month period ended June 30, 2004. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Rendition Networks as if the acquisition had occurred as of the beginning of the earliest period presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended July 31,	Six Months Ended July 31,
	2004	2004

Net revenue	$8,973	$16,641
Net loss	$(2,658)	$(2,572)
Basic and diluted net loss per share	$(0.03)	$(0.03)

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

In accordance with SFAS 141, the Company allocated the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company. The purchase price was final as of February 20, 2005, and will not be adjusted.

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

Purchased identified intangible assets

Of the total purchase price, approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $0.3 million  and $0.7 million for the three and six-months ended July 31, 2005, respectively. Amortization expense for these intangible assets was $0.3 million and $0.6 million for the three and six-months ended July 31, 2004, respectively. Total intangible assets subject to amortization are as follows (in thousands):

	July 31,	January 31,
	2005	2005

Customer relationships	$2,535	$2,535
Developed technology	2,862	2,862

Gross intangible assets	5,397	5,397
Less accumulated amortization	(1,947)	(1,272)

Identified intangible assets, net	$3,450	$4,125

The aggregate estimated annual intangible amortization expense through January 31, 2009 is as follows (in thousands):

Fiscal Year	Amortization

2006	$1,349
2007	1,349
2008	1,349
2009	78

$4,125

In-process research and development

Of the total purchase price, $0.6 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $0.6 million for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2004.

Deferred revenue

Of the total purchase price, $0.4 million was allocated to deferred revenue. Deferred revenue primarily represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Tangram acquisition.

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

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle and included in the August 2002 restructuring program. Pursuant to the agreement, the Company renegotiated its lease payments and paid the lessor approximately $7.4 million. This resulted in a reduction of its restructuring liability related to the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $0.1 million resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized to operating expense through May 2010, the end of the lease term.

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was extended to August 2006, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability, resulting in a reduction to the recorded restructuring liability of approximately $0.4 million. In addition, the Company recorded a recovery for excess facilities of approximately $0.3 million during the fiscal year ended January 31, 2005 due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $0.2 million. The sublease payments were not included in the calculation of the original 2002 restructuring charge due to the uncertainty of the financial condition of the subtenant. The Company also recorded a recovery of approximately $0.1 million for property taxes, due to a change in estimate of future property tax payments as property values had decreased. Property taxes had been included in the original restructuring calculation. In addition, the Company recorded a recovery due to sublease payments received in the three and six-months ended July 31, 2005 of $0 and $18,000.

A summary of the restructuring charges is outlined as follows (in millions):

		Disposal of
		Property and
	Facilities	Equipment	Total

Total Charge	$12.1	$1.2	$13.3
Non-cash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)

Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Non-cash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)

Balance at January 31, 2004	2.6	—	2.6
Amortization	(0.5)	—	(0.5)
Adjustments	(0.4)	—	(0.4)

Balance at January 31, 2005	1.7	—	1.7
Amortization	(0.1)	—	(0.1)

Balance at April 30, 2005	1.6	—	1.6
Amortization	—	—	—

Balance at July 31, 2005	$1.6	$—	$1.6

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

4.     Transactions with EDS

Managed Services Business

On August 15, 2002, the Company received $63.5 million in cash proceeds from the sale of its Managed Services Business to EDS. The sale included the disposal of $31.6 million of assets, including $19.6 million of property and equipment, $10.3 million of accounts receivable, $1.7 million of other current assets and $0.05 million of other assets, and $21.4 million of liabilities, including $2.6 million of accounts payable, $5.7 million of accrued liabilities, $11.2 million of deferred revenue and $1.9 million of capital leases. In addition, the Company incurred transaction costs of $2.3 million and recorded a deferred gain of $0.3 million for the maintenance of software for customers transferred to EDS. The Company recognized a gain on the sale of the assets and liabilities of its Managed Services Business in the amount of $50.7 million in the three-month period ended October 31, 2002.

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

As part of the purchase price, the Company granted EDS a license to use its software products to service those customers that were transferred to EDS, and agreed to provide certain maintenance services with respect to the license, including desktop support and software updates and enhancements on an if and when available basis. The Company recorded a deferred gain of $0.4 million for the maintenance of software for customers transferred to EDS, all of which was recognized as of the fiscal year ended January 31, 2004.

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

At the time the EDS License was signed, the Company determined it had sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the separate EDS license and maintenance agreement based upon the renewal rates stated in the EDS License. The Company further determined that the $52.0 million EDS License entailed a separate earnings process and therefore did not affect the quality of use or the $63.5 million value paid by EDS for the Managed Services Business. Because the EDS License contained extended payment terms and the Company had not established VSOE of fair value for its maintenance, the Company has been recognizing the related license fees when the monthly minimum commitments become due, but only after the Company delivered all specified features and functions in April 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license fees under the EDS License to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS License were equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the EDS License, EDS was required to pay the Company monthly minimum commitment fees of $0.3 million for the first six months of the initial term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until completion of the initial three-year term in August 2005.

Amendments to the EDS License

In August 2004, the Company entered into an amendment to the EDS License. Pursuant to the amendment, (1) the term of the original license and maintenance agreement was extended through March 2008, (2) EDS is required to pay the Company $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by the software products, (4) EDS receives rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (5) the Company agreed to provide certain third-party equipment and software for EDS’ use in connection with the software products, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS. Revenue under the amended arrangement will continue to be recognized based on the lesser of ratably or when monthly payments become due over the extended term of the amended agreement.

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

5.     Stock-Based Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $0.6 million. The expense is being amortized to sales and marketing in the condensed consolidated statement of operations over the three-year vesting period of the stock award. The Company recognized approximately $26,000 and $66,000 of stock compensation expense using the graded vesting method in the three month periods ended July 31, 2005 and 2004, respectively, with respect to this award. The Company recognized approximately $59,000 and $0.2 million of stock compensation expense using the graded vesting method in the six month periods ended July 31, 2005 and 2004, respectively, with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in market value, until the options are exercised, forfeited or expire. The Company recognized $0.3 million and $(0.3) million of stock compensation expense (recovery) with respect to this option during the three month periods ended July 31, 2005 and 2004, respectively. The Company recognized $(35,000) and $(0.6) million of stock compensation expense (recovery) with respect to this option during the six-month periods ended July 31, 2005 and 2004, respectively. The expense (recovery) is being reported in general and administrative expenses in the condensed consolidated statements of operations.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for the Company’s option plans. The Company recorded deferred stock compensation prior to its initial public offering related to grants of stock purchase rights and options with exercise prices below the deemed fair value of its common stock. Additionally, the acquisition of Rendition Networks resulted in the Company recording additional deferred stock compensation of $1.5 million.

The Company’s policy on deferred stock-based compensation is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the applicable stock purchase rights and stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. Upon termination of an employee, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method is required to be reversed. The amortization and reversals are reported in the condensed consolidated statement of operations as amortization (reversal) of deferred stock compensation over the weighted average vesting period of the stock award.  The Company also reverses from additional paid-in capital the unamortized portion of deferred stock compensation for unvested stock held by terminated employees.

In February 2005, as a result of the acquisition of Rendition Networks, the Company recorded $1.5 million of deferred stock compensation on its balance sheet, and amortizes deferred stock-based compensation using the graded vesting method over the weighted average vesting period of 2.5 years.

Net stock-based compensation (recovery) of $0.3 million and $(10,000) was recognized for the three-month periods ended July 31, 2005 and 2004, respectively. These amounts included $0.3 million and $24,000 in amortization expense during the three-month periods ended July 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $19,000 and $34,000 from stock compensation expense related to employees that were terminated during the three-month periods ended July 31, 2005 and 2004, respectively. In addition, the Company reversed approximately $47,000 and $1,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the three-month periods ended July 31, 2005 and 2004, respectively.

Net stock-based compensation expense (recovery) of $0.7 million and $(0.1) million was recognized for the six-month periods ended July 31, 2005 and 2004, respectively. These amounts included $0.8 million and $0.1 million in amortization expense during the six-month periods ended July 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $19,000 and $(0.2) million from stock compensation expense related to employees that were terminated during the six-month periods ended July 31, 2005 and 2004, respectively. In addition, the Company reversed approximately $47,000 and $7,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the six-month periods ended July 31, 2005 and 2004, respectively. The remaining deferred stock-based compensation as of July 31, 2005 was approximately $0.7 million.

6.     Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the periods ended July 31, 2005 and 2004, the Company had only one operating segment focusing on the Software Business. The Company is organized into three geographic regions:  North America, Europe and Asia. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the geographic structure is the primary basis for which allocation of resources and financial performance are assessed. Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Revenue generated in North America	$11,749	$7,142	$21,303	$13,865
Revenue generated in Europe	1,443	85	3,592	225
Revenue generated in Asia	931	1,414	1,843	1,889

	$14,123	$8,641	$26,738	$15,979

Please see Note 1, “Concentrations of Credit Risk and Significant Customers”, for a list of customers that accounted for over 10% of the Company’s net revenue for the periods indicated above. Net long-lived assets and total assets are located primarily in the United States.

7.     Settlements

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Prior to this settlement, the Company accrued a liability related to its Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, the Company paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $0.2 million. In addition, the Company and Qwest reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $0.3 million. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations for the quarter ended April 30, 2004.

8.     Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Outstanding nonvested shares are not included in the computation of basic consolidated net income (loss) per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net income (loss) per share because their effect would be antidilutive. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes nonvested shares as their effect is also antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Numerator:
Net income (loss)	$(3,924)	$(813)	$(9,053)	$1,204
Denominator:
Weighted average common shares outstanding	98,429	83,792	98,291	83,313
Less weighted average shares subject to repurchase	(517)	(710)	(562)	(741)

Shares used in basic net income (loss) per share	97,912	83,082	97,729	82,572
Diluted impact of employee stock plans	—	—	—	4,388

Shares used in diluted net income (loss) per share	97,912	83,082	97,729	86,960

Basic net income (loss) per share	$(0.04)	$(0.01)	$(0.09)	$0.01

Diluted net income (loss) per share	$(0.04)	$(0.01)	$(0.09)	$0.01

For the three-month periods ended July 31, 2005 and July 31, 2004, the Company excluded 17.0 million and 13.6 million shares of common stock, respectively. For the six-month period ended July 31, 2005, the Company excluded 16.4 million shares of common stock. The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive.

For the six-month period ended July 31, 2004, the Company excluded an aggregate of 8.3 million shares of common stock subject to repurchase and issuable upon future exercise of stock options from the calculation of diluted net income per common share, as the exercise price of the stock options associated with these shares was greater than the Company’s average stock price for the six-month period ended July 31, 2004, and therefore the effect would have been antidilutive.

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

11.  Income Taxes

The Company has incurred losses from operations for the three month periods ended July 31, 2005 and 2004, and therefore no income tax provision has been recorded other than $10,000 and $16,000 in estimated minimum state income tax, respectively. The Company incurred a loss from operations for the six month periods ended July 31, 2005, and therefore no income tax provision has been recorded other than $12,000 in estimated minimum state income tax. The Company recorded a $0.4 million income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of its customers during the six month period ended July 31, 2004.

12.  Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognize such cost over the vesting period. SFAS 123R will be effective beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method upon adoption. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered using the grant-date fair value for those awards calculated for pro forma purposes under SFAS 123. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. The Company expects to adopt the Modified Prospective method of accounting for SFAS 123R. The Company has not yet determined the impact of the adoption of SFAS 123R on its consolidated financial statements.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the financial statements and the related notes included in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties, including those described under “Risk Factors”. Our actual results may differ significantly from those projected in the forward-looking statements as a result of these risks and uncertainties. See also “Cautionary Statement Regarding Forward-Looking Statements.” The financial statement data contained herein reflects our results as they existed for the periods presented.

Overview

We are a provider of IT automation software for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. In this quarterly report, we refer to this business as our Software Business. Our software automates IT operations across servers, software, applications and network devices and discover and track assets across the IT environment. Our software automation suite includes the Opsware Server Automation System (OSAS), the Opsware Network Automation System (ONAS) and the Opsware Asset Management System (OAMS). OSAS automates key network, server, software and application operations. ONAS automates network device operations for large data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets. Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, business applications and network devices.

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

SAS 5.0 Release

In May 2005, we announced a major new product, SAS 5.0, for our Opsware Server Automation System. This new product offers a wide range of new capabilities and feature sets, and was generally available to customers beginning in June 2005.

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

In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the previous $52.0 million commitment EDS initially made in August 2002. Pursuant to our amendment of this agreement, (1) the term of the original agreement was extended through March 2008, (2) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (4) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (5) we agreed to provide certain third-party equipment and software for EDS’ use in connection with our software products, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized ratably or, if earlier, when monthly payments become due over the extended term of the amended agreement.

In October 2004, we entered into a second amendment of the license and maintenance agreement with EDS pursuant to which we provided EDS with $4.0 million for their purchase of computer equipment required to support their planned deployment of our software products within EDS’ facilities. As a result of this amendment, we have no further obligation to provide any equipment to EDS.

For the three and six-month periods ended July 31, 2005, 36% and 39% of our revenues came from our license and maintenance agreement with EDS, respectively. Although the percentage of our total revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Results of Operations

Net revenue

Major Customers. For the three and six-months ended July 31, 2005 and 2004, the following customers accounted for over 10% of our license, services and net revenue for the periods indicated (amounts less than 10% for these customers are not specified):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

License Revenue
EDS	42%	65%	46%	66%
NTT Communications Corporation	—	18%	—	13%
Services Revenue
EDS	27%	47%	25%	49%
NTT Communications Corporation	—	10%	—	—
Net Revenue
EDS	36%	60%	39%	62%
NTT Communications Corporation	—	16%	—	12%

We expect that significantly more than 10% of our revenue in the current fiscal year will be attributable to the license and maintenance agreement with EDS.

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased by 54% to $9.9 million during the three-month period ended July 31, 2005 from $6.4 million during the same period last year. License revenue increased by 52% to $18.0 million during the six-month period ended July 31, 2005 from $11.9 million during the same period last year. The increase in both periods was primarily due to an increase in our customer base, and to a lesser extent, the acquisition of Rendition Networks in February 2005. License revenue derived from customers other than EDS increased approximately 150% during the three and six-month periods ended July 31, 2005 as compared with the same periods last year.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal quarter may not be based on, and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior quarterly periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased by 92% to $4.2 million during the three-month period ended July 31, 2005 from $2.2 million during the same period last year. Services revenue increased by 111% to $8.7 million during the six-month period ended July 31, 2005 from $4.1 million during the six-month period ended July 31, 2004. The increase in service revenues in both periods was primarily due to the growth of our installed customer base, the renewal of support and maintenance contracts and an increase in professional services.

Costs and Expenses

Cost of license revenue. Cost of license revenue consists of royalties related to third-party technologies included in our software. Cost of license revenue increased in absolute dollars and as a percentage of license revenue, to $0.3 million, or 3% of license revenue, during the three-month period ended July 31, 2005, from $34,000, or 1% of license revenue, during the same period last year. Cost of license revenue increased in absolute dollars and as a percentage of license revenue, to $0.3 million, or 2% of license revenue, during the six-month period ended July 31, 2005, from $80,000, or 1% of license revenue, during the same period last year. The increase in absolute dollars in comparison to the prior periods was primarily due to increased sales of royalty bearing products, and the increase as a percentage of license revenue was due to additional royalty expenses this quarter.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide support services to our customers, fees for consulting services, facility costs and travel expenses. Cost of services revenue increased in absolute dollars, and decreased as a percentage of services revenue, to $3.2 million, or 76% of services revenue, during the three-month period ended July 31, 2005, from $2.0 million, or 91% of services revenue, during the same period last year. Cost of services revenue increased in absolute dollars, and decreased as a percentage of services revenue, to $6.2 million, or 71% of services revenue, during the six-month period ended July 31, 2005, from $3.7 million, or 89% of services revenue, during the same period last year. The increase in absolute dollars in both the three and six-month periods was primarily due to an increase in service-related headcount from 33 on July 31, 2004 to 60 on July 31, 2005, and increased outsourced contractor fees, in each case in order to fulfill increased service obligations as a result of the increase in our customer base, while the decrease as a percentage of services revenue was primarily due to operating efficiencies we attained with our revenue growth.

Amortization of developed technology. Amortization of developed technology increased in absolute dollars to $0.4 million during the three-month period ended July 31, 2005, from $0.2 million during the same period last year, and increased in absolute dollars to $0.8 million during the six-month period ended July 31, 2005, from $0.3 million during the same period last year.  This increase is a result of the acquisition of Rendition Networks in February 2005. We are amortizing purchased developed technology on a straight-line basis over a four-year life at a rate of approximately $0.2 million per quarter, for both the Rendition Networks and Tangram acquisitions.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and amortization of purchased equipment and software. Research and development expenses increased in absolute dollars and as a percentage of net revenue to $5.4 million, or 38% of net revenue, during the three-month period ended July 31, 2005 from $3.3 million, or 38% of net revenue, during the same period last year. Research and development expenses increased in absolute dollars and as a percentage of net revenue to

$10.7 million, or 40% of net revenue, during the six-month period ended July 31, 2005 from $5.9 million, or 37% of net revenue, during the same period last year. The increase in absolute dollars in both the three and six-month periods was primarily due to increased salaries and related personnel expenses due to an increase in research and development-related headcount from 71 on July 31, 2004 to 120 on July 31, 2005, as a result of our Rendition Networks acquisition as well as additional hiring necessary to meet the current needs of our business.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs. Sales and marketing expenses increased in absolute dollars and as a percentage of net revenue, to $5.7 million, or 40% of net revenue, during the three-month period ended July 31, 2005 from $3.3 million, or 38% of net revenue, during the same period last year. Sales and marketing expenses increased in absolute dollars, and remained consistent as a percentage of net revenue, to $10.7 million, or 40% of net revenue, during the six-month period ended July 31, 2005 from $6.4 million, or 40% of net revenue, during the same period last year. The increase in absolute dollars in both the three and six-month periods was primarily due to increased salaries and related personnel expenses as well as an increase in related recruiting costs, increased advertising and promotional activities and increased commissions due to increased sales. The increase in salaries and related personnel expenses is due to an increase in sales and marketing headcount from 37 on July 31, 2004 to 70 on July 31, 2005. The increase in headcount resulted from our Rendition Networks acquisition as well as additional hiring necessary to meet the current needs of our business.

We expect that each of our research and development expenses and sales and marketing expenses will increase in absolute dollars in the next fiscal quarter as we continue to grow our business.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services and non-cash compensation charges (recovery) for the cancellation and modification of stock option awards. General and administrative expenses increased in absolute dollars and as a percentage of net revenue to $3.1 million, or 22% of net revenue, during the three-month period ended July 31, 2005 from $1.5 million, or 17% of net revenue, during the same period last year. General and administrative expenses increased in absolute dollars and as a percentage of net revenue to $5.7 million, or 21% of net revenue, during the six-month period ended July 31, 2005 from $2.9 million, or 18% of net revenue, during the same period last year. The increase in absolute dollars and as a percentage of net revenue in both the three and six-month periods was primarily due to increased salaries and related personnel expenses due to an increase in general and administrative headcount from 27 on July 31, 2004 to 39 on July 31, 2005, which reflects the effect of additional hiring necessary to meet the current needs of our business, and increased costs incurred related to Sarbanes-Oxley compliance. Excluding the effect of any non-cash compensation charges in connection with the revaluation of variable stock option awards or modification of stock option awards, which cannot be determined until the last day of the quarter, we expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter as we continue to grow our business.

In-process research and development charges. In-process research and development was $1.2 million and $0.6 million during the six-month periods ended July 31, 2005 and July 31, 2004, respectively, which resulted solely from the write-off of in-process research and development costs in connection with the acquisition of Rendition Networks and Tangram, respectively.

Products that qualify for in-process research and development represent those that have not reached technical feasibility and for which no alternative future uses exist. The products were still in development at the time of the acquisitions. The income approach was used to value in-process research and development.  The ONAS product, True Control 4.0, has been completed and we began shipping the product as of the three month period ended April 30, 2005. The OAMS product version is still under development as of July 31, 2005 and the exact date of completion has not yet been determined.

Restructuring costs (recoveries), net. During the six-month period ended July 31, 2005, we recorded a recovery for sublease payments received in excess of management estimates for excess facilities in connection with our 2003 restructuring program of approximately $18,000. During the six-month period ended July 31, 2004, we recorded a recovery for sublease payments received of approximately $0.2 million, a recovery due to the settlement of a sublease agreement of approximately $0.2 million, and a recovery due to the amendment of our facility sublease of $0.6 million. See Note 3, “Restructuring Costs,” in the notes to the condensed consolidated financial statements contained in this quarterly report for a further discussion of these restructuring charges.

Amortization of other acquisition-related intangibles. Amortization of other-acquisition related intangibles increased in absolute dollars to $0.3 million during the three-month period ended July 31, 2005, from $0.2 million during the same period last year, and increased in absolute dollars to $0.6 million during the six-month period ended July 31, 2005, from $0.3 million during the same period last year, as a result of the acquisition of Rendition Networks in February 2005. We are amortizing customer relationships through operating expenses on a straight-line basis over a four-year life at a rate of approximately $0.2 million per quarter, for both the Rendition Networks and Tangram acquisitions.

Amortization (reversal) of deferred stock compensation. As a result of our acquisition of Rendition Networks, we recorded $1.5 million of deferred stock compensation on our balance sheet. Net stock-based compensation (recovery) of $0.3 million and $(10,000) was recognized for the three-month periods ended July 31, 2005 and 2004, respectively. These amounts included $0.3 million and $24,000 in amortization expense during the three-month periods ended July 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $19,000 and $34,000 from stock compensation expense related to employees that were terminated during the three-month periods ended July 31, 2005 and 2004, respectively.

Net stock-based compensation expense (recovery) of $0.7 million and $(0.1) million was recognized for the six-month periods ended July 31, 2005 and 2004, respectively. These amounts included $0.8 million and $0.1 million in amortization expense during the six-month periods ended July 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $19,000 and $(0.2) million from stock compensation expense related to employees that were terminated during the six-month periods ended July 31, 2005 and 2004, respectively.

In accordance with SFAS 123, when we grant stock options to employees and directors, we do not currently record compensation expense. Rather, we have elected to continue to recognize stock-based compensation expense under APB 25 and provide pro forma disclosures of the impact on our operating results if we had accounted for stock-based compensation under SFAS 123. See Note 1, “Summary of the Company and Significant Accounting Policies,” in the notes to the condensed consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation pursuant to SFAS 123 and APB Opinion No. 25. However, effective for our fiscal quarter beginning February 1, 2006, we will recognize compensation expense for equity awards to employees in accordance with SFAS No. 123R, “Share-Based Payment.”  See Note 12, “Recent Accounting Pronouncement” in the Notes to the condensed consolidated financial statements for a description of the new requirement.

Gain on sale of assets and liabilities from Managed Services Business. In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. Prior to this settlement, we accrued a liability related to our Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $0.2 million. In addition, the parties excluded from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $0.3 million. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations for the six-month period ended July 31, 2004. During the three-month period ended July 31, 2004, we reversed approximately $58,000 of previously accrued data center facility costs. During the three-and six month periods ended July 31, 2005, we recorded $11,000 and $44,000 in sales tax liabilities related to the sale of the Managed Service Business.

Interest and other income, net. Interest and other income, net, increased to income of $0.7 million in the three-month period ended July 31, 2005 from income of $0.1 million in the same period last year. Interest and other income, net, increased to income of $1.3 million in the six-month period ended July 31, 2005 from income of $0.3 million in the same period last year. The increase in both periods was primarily due to an increase in cash due to net proceeds from the sale of 10 million shares of our common stock in December 2004, net of cash paid for Rendition Networks, as well as higher interest rates.

Provision for income taxes. Provision for income taxes decreased to $10,000 in the three-month period ended July 31, 2005 from $16,000 in the same period last year. Provision for income taxes decreased to $12,000 in the six-month period ended July 31, 2005 from $0.4 million in the same period last year. We incurred losses from operations for the three and six-month periods ended July 31, 2005 and, accordingly, did not make any provision for income taxes other than immaterial provisions for estimated state income tax. We have also recorded a $0.4 million income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the six-month period ended July 31, 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of July 31, 2005, we had approximately $105.7 million in cash, cash equivalents and restricted cash. On December 15, 2004, we received approximately $61.8 million of net proceeds from the sale of 10 million shares of our common stock.

Net cash provided by (used in) operating activities was $(0.7) million and $0.2 million for the six-month periods ended July 31, 2005 and July 31, 2004, respectively. Net cash used in operating activities for the six-month period ended July 31, 2005 was primarily the result of our net operating loss of $9.1 million (which included a $1.2 million write-off of in-process research and development as part of the acquisition of Rendition Networks), and a $1.1 million increase in accounts receivable, offset by non-cash charges of a $1.4 million for depreciation, $1.5 million for amortization expense, as well as a $3.5 million net increase in deferred revenue and advances from customers.

Net cash provided by operating activities for the six-month period ended July 31, 2004 was primarily the result of our net income of $1.2 million (which included a $0.6 million write-off of in-process research and development as part of the acquisition of Tangram), non-cash charges of $1.2 million for depreciation and $0.6 million for amortization expense, as well as a $5.2 million increase in net deferred revenue and advances from customers, partially offset by a $6.5 million decrease in accrued data center costs, an $0.8 million decrease in other accrued liabilities, a $0.7 million decrease in accrued restructuring and a $0.5 million non-cash recovery related to equity transactions.

Net cash used in investing activities was approximately $16.0 million and $0.4 million for the six-month periods ended July 31, 2005 and July 31, 2004, respectively. Net cash used in investing activities for the six-month period ended July 31, 2005 consisted of $15.1 million in direct acquisition costs paid related to the acquisition of Rendition Networks and $1.1 million for purchases of capital equipment, partially offset by a $0.3 million decrease in restricted cash. Net cash used in investing activities for the six-month period ended July 31, 2004 consisted of $0.9 million purchases of capital equipment and $0.6 million in direct acquisition costs paid related to the acquisition of Tangram, partially offset by $1.0 million net cash acquired from the acquisition of Tangram, and a $0.2 million decrease in restricted cash.

Net cash provided by financing activities was $1.4 million and $3.3 million for the six-month periods ended July 31, 2005 and July 31, 2004, respectively. Net cash provided by financing activities for the six-month period ended July 31, 2005 was primarily attributable to proceeds received from the exercise of stock options.  Net cash provided by financing activities for the six-month period ended July 31, 2004 was primarily attributable to proceeds received from the exercise of stock options and payments received from stockholder notes receivable.

As of July 31, 2005, our principal contractual cash commitments consisted of obligations outstanding under operating leases for facilities. The following summarizes our contractual obligations at July 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less			Greater
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years

Operating leases, net of subleases	$9,440	$2,078	$3,830	$3,532	$0

We believe that our current cash balances, including cash and cash equivalents, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses or shortfalls in revenues. To the extent that existing cash and cash equivalents balances and cash flows from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.  For example, in February 2005, we completed the acquisition of Rendition Networks, and paid $15 million in cash as part of the acquisition price.

Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. SFAS 123R will be effective beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method upon adoption. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered using the grant-date fair value for those awards calculated for pro forma purposes under SFAS 123. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. We expect to adopt the Modified Prospective method of accounting for SFAS 123R. We have not yet determined the impact of the adoption of SFAS 123R on our consolidated financial statements.

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

Revenue Recognition. We generate revenue from the sale of our software licenses services including revenue from maintenance and support agreements and professional service agreements. We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, Revenue Arrangements with Multiple Deliverables and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier than when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method based on the fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations within an arrangement are based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. Fair value for professional services, such as training or consulting, is based upon hourly or daily rates based on separate sales of these services to other customers without the bundling of these elements. The hourly or daily rates associated with these contracts are used to determine the VSOE of fair value of professional services in multi-element arrangements.

License revenue consists of license fees charged for the use of our products under perpetual or term arrangements. We recognize license revenue based upon the residual method after all elements other than maintenance and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from maintenance and support agreements and professional services arrangements. Maintenance arrangements (or post contract customer support (PCS)) include ongoing customer support and rights to product updates if and when available. Revenue under these arrangements is recognized ratably using the straight-line method over the period that the maintenance is provided (generally one year). Professional service revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method). Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

We recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless we are aware that a reseller does not have a purchase order or other contractual agreement from an end user. In connection with sales to resellers, there is no right of return or price protection.

For all periods included in our consolidated financials statements, in the case of OAMS and ONAS software, we recognize perpetual license revenue based upon the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, the date when we determined we had established VSOE of the fair value of maintenance and professional services for OSAS, we recognize both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of our software had been completed and all other elements of the arrangement had been delivered. For term licenses, usually one year in duration, accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license period.

If we have not met the criteria for revenue recognition and has received cash from a customer, the amounts received may be included in advances from customers.

Impairment of Long-Lived Assets and Intangible Assets. We periodically review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates.

Impairment of Goodwill. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), we must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates. In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. We review for indicators of potential impairment of goodwill annually.

Goodwill as of July 31, 2005 was $27.8 million, which includes $24.2 million from the our acquisition of Rendition Networks, which occurred on February 3, 2005. As a result, if we are required to take an impairment charge in the future, any such charge may have a material impact on our results of operations for that quarter.

Restructuring Costs. During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation, net of estimated sublease income. As of July 31, 2005, all other restructuring liabilities have been paid out and only the lease obligations remain in the accrued restructuring balance. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts and result in additional expenses or the recovery of amounts previously recorded.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual financial results to fluctuate materially include:

•                  our ability to obtain new customers and retain and generate expanded business from our existing customers;

•                  the timing of signing and deploying contracts with new and existing customers;

•                  that for the foreseeable future, whether we meet our sales targets will depend on closing a small number of relatively large deals each quarter;

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

•                  any downturn in our customers’ and potential customers’ businesses or in economic conditions generally;

•                  the timing of product releases or upgrades by us or by our competitors; and

•                  changes in the mix of higher-margin software products versus lower-margin integration and support services.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the three-month period ended July 31, 2005, EDS accounted for 36% of our net revenue. As of July 31, 2005, EDS accounted for 32% of our accounts receivable balance. If our relationship with EDS were to deteriorate, or if EDS’s financial position were to deteriorate, our business and results of operations would be adversely affected.

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

The rates we charge our customers for our software products may decline or the terms of our customer contracts upon renewal may be changed over time, either of which could reduce our revenue and affect our financial results.

As our business model attracts the attention of competitors, we may experience pressure to decrease the fees we charge for our software products, which could adversely affect our revenue and our gross margins. If we are unable to sell our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to enter into new contracts with existing customers to better achieve our business objectives, and any new contracts could affect the manner in which we report our results of operations as well as the historical accounting treatment for any such contracts.

We must satisfy the criteria for revenue recognition in order to recognize the fees generated under our license agreements as revenue.

In order to recognize the fees generated under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized under the residual method, pursuant to the American Institute of Certified Public Accountants (AICPA) SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1, under the ratable method or in connection with multi-year licenses.  Our revenue recognition requirement, and accordingly the length of time between execution of a sales contract and recognition of revenue, varies among our three primary products. As a result, the mix of sales of particular products will impact our recognition of revenues from these sales in future quarters.

In addition, if we are not able to maintain VSOE of fair value for maintenance and services for all product lines in the future, we will recognize license, maintenance and professional services revenues ratably over the maintenance period.  The vast majority of our revenue from sale of enterprise software through the quarter ended April 30, 2005, was recognized ratably over the remaining maintenance period after deployment of the software under contracts entered into prior to the establishment of VSOE.

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

•                  our limited experience and customer references we have from operating our Software Business;

•                  concerns about the introduction or announcement of new products or enhancements by our customers or us; and

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

Achievement of operating profitability is primarily dependent on our ability to increase revenues, since we believe we need a certain level of investment in our operations, and thus our operating expenses structure, in order to position ourselves for growth and competition, If our revenue grows more slowly than we anticipate or if our operating expenses increase by more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve operating profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2004, we completed our acquisition of Tangram Enterprise Solutions, Inc., a software and services provider located in North Carolina. In addition, in February 2005, we completed our acquisition of Rendition Networks, Inc., a network device automation company located in Redmond, Washington. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize any benefit from any acquisitions, including the acquisitions of Tangram and Rendition Networks, if we are unable to do the following:

•                  effectively market and sell the newly acquired products, and capitalize on cross-selling opportunities;

•                  effectively provide services to any newly acquired customers;

•                  accurately forecast the financial impact of the transaction, including but not limited to, accounting charges related to the impairment of assets acquired and transaction expenses;

•                  manage the expenses of the acquired business;

•                  integrate and retain personnel;

•                  manage geographically dispersed operations; and

•                  address unforeseen liabilities or risks associated with the acquired company.

Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Other challenges of integration include our ability to incorporate acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture, and our ability to sell the acquired products through our existing or acquired sales channels. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns common interests. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements.

Future acquisitions by us may result in customer dissatisfaction, performance problems with an acquired company and its technology, dilutive issuances of equity securities, the use of a substantial portion of our cash and investment balances, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense.  Any of the foregoing and other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

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

Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Any failure to comply with the reforms required by these new laws and regulations could significantly harm our business, operating results and financial condition. In particular, if we do not adequately manage and evolve our financial reporting and managerial systems and processes as necessary, our ability to manage and grow our business may be harmed.

Unfavorable economic conditions and reductions in information technology spending could limit our ability to grow our business.

Our business and operating results are subject to the effects of changes in general economic conditions and changes in the information technology market. In addition, fears of global recession, war and acts of terrorism may impact global economies negatively. We believe that, during the past few years, poor U.S. economic conditions, as well as a decline in worldwide economic conditions, led to reduced IT spending. If these conditions resurface, demand for our products may be reduced.

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

As of August 31, 2005, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 20% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

Substantial sales of our common stock or sales by insiders could depress our stock price.

If our stockholders sell substantial amounts of our common stock in the public market, or if any of our officers or directors were to sell shares of our commons stock held by them, the market price of our common stock could fall. As of August 31, 2005, we had 98,775,346 shares of common stock outstanding. In connection with the completion of our acquisition of Rendition Networks in February 2005, we issued approximately 2.53 million shares of our common stock to the stockholders of Rendition Networks. Sales of any of these shares could depress our stock price.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures.   Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of July 31, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 21, 2005 in Sunnyvale, California. Of the 93,374,672 shares outstanding as of the record date, holders of 88,620,047 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

1.               To elect two Class II directors to serve until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Abstained	Withheld

Mark L. Andreessen	87,608,094	0	1,011,953

Mike J. Homer	87,627,548	0	992,499

2                  To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2006.

Votes for:	88,441,721

Votes against:	160,898

Abstained:	17,428

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

Dated: September 9, 2005

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