Form 10-Q
period 2005-10-31
OPSWARE INC
filed 2005-12-12
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 98,899,133 shares of the registrant’s Common Stock, par value $0.001, outstanding on November 30, 2005.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, expected financial and operating results, expected revenue generated from the sale of our software products, including our license and maintenance agreement with EDS, expected increases in certain operating expenses, anticipated capital expenditures and lease commitments, the adequacy of our capital resources to fund our operations, operating losses and cash flow, the anticipated increase in customers expansion of our target markets, the timing of new product releases, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and potential expansion in our direct and indirect sales organizations.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2005	January 31, 2005
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$101,225	$118,615
Accounts receivable, net	12,077	3,895
Prepaid expenses and other current assets	4,945	3,506

Total current assets	118,247	126,016
Property and equipment, net	3,729	4,113
Restricted cash	2,480	2,740
Prepaid rent	1,704	2,185
Other assets	377	818
Intangible assets, net	8,352	4,125
Goodwill	27,837	3,594

Total assets	$162,726	$143,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$795	$882
Other accrued liabilities	8,439	5,002
Advances from customers	945	8,855
Deferred revenue, current portion	24,039	8,533
Accrued restructuring costs, current portion	250	233
Capital lease obligations	13	—

Total current liabilities	34,481	23,505

Capital lease obligations, net of current portion	78	—
Deferred revenue, net of current portion	1,473	1,958
Accrued restructuring costs, net of current portion	1,273	1,466
Commitments and contingencies
Stockholders’ equity:
Common stock	99	95
Additional paid-in capital	605,783	585,204
Notes receivable from stockholders	—	(1)
Deferred stock compensation	(419)	(106)
Accumulated deficit	(479,952)	(468,519)
Accumulated other comprehensive loss	(90)	(11)

Total stockholders’ equity	125,421	116,662

Total liabilities and stockholders’ equity	$162,726	$143,591

(A)           The balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Net revenue:
License revenue	$11,463	$7,284	$29,500	$19,144
Services revenue	4,284	2,946	12,985	7,065

Net revenue	15,747	10,230	42,485	26,209
Cost and expenses:
Cost of license revenue	329	4,165	669	4,245
Cost of services revenue*	3,205	2,147	9,364	5,829
Amortization of developed technology	412	179	1,228	496
Research and development*	5,404	3,941	16,148	9,841
Sales and marketing*	6,448	4,124	17,180	10,515
General and administrative*	2,580	2,076	8,297	4,945
In-process research and development charges	—	—	1,190	610
Restructuring recoveries, net	—	(54)	(18)	(1,058)
Amortization of other acquisition-related intangibles	327	158	975	438
Amortization (reversal) of deferred stock compensation	267	1	1,006	(131)

Total cost and expenses	18,972	16,737	56,039	35,730

Loss from operations	(3,225)	(6,507)	(13,554)	(9,521)
Gain (loss) on sale of assets and liabilities from Managed Services Business	(12)	—	(56)	4,338
Interest and other income, net	865	193	2,197	462

Loss before income taxes	(2,372)	(6,314)	(11,413)	(4,721)
Provision for income taxes	8	1	20	390

Net loss	$(2,380)	$(6,315)	$(11,433)	$(5,111)

Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.12)	$(0.06)

Shares used in computing basic and diluted net loss per share	98,292	83,965	97,919	83,039

*  Excludes amortization (reversal) of deferred stock compensation of the following (1):

Cost of services revenue	$2	$1	$7	$(177)
Research and development	29	—	163	15
Sales and marketing	4	—	95	4
General and administrative	232	—	741	27

Total amortization (reversal) of deferred stock compensation	$267	$1	$1,006	$(131)

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

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2005	2004

Operating activities:
Net income (loss)	$(11,433)	$(5,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,108	1,869
Amortization of intangibles	2,203	934
Benefit related to stock-based compensation agreements	(139)	(619)
Amortization (reversal) of deferred stock compensation	1,006	(131)
Recovery on disposal of property and equipment	(8)	(6)
In-process research and development charges	1,190	610
Changes in operating assets and liabilities:
Accounts receivable, net	(7,029)	(772)
Prepaid expenses, other current assets and other assets	(1,473)	505
Prepaid rent	481	540
Accounts payable	(87)	524
Accrued data center facilities costs	—	(6,522)
Other accrued liabilities	3,150	(519)
Advances from customers	(7,910)	4,820
Deferred revenue	14,780	2,264
Accrued restructuring costs	(176)	(839)

Net cash used in operating activities	(3,337)	(2,453)

Investing activities:
Purchases of property and equipment	(1,501)	(2,059)
Restricted cash	260	171
Proceeds from sale of assets	—	6
Direct acquisition costs paid	(15,149)	(593)
Cash acquired (overdraft) in acquisition of businesses	(22)	954

Net cash used in investing activities	(16,412)	(1,521)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	2,267	4,787
Receipt of (principal payments on) capital lease obligations	91	(23)
Proceeds from repayment of notes receivable	1	266

Net cash provided by financing activities	2,359	5,030

Net increase (decrease) in cash and cash equivalents	(17,390)	1,056
Cash and cash equivalents at beginning of period	118,615	55,205

Cash and cash equivalents at end of period	$101,225	$56,261

Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$71	$7
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	—	13
Common stock issued in connection with the acquisition of Tangram Enterprise Solutions	—	10,000
Common stock issued in connection with the acquisition of Rendition Networks	16,398	—
Assumption of Rendition Networks vested options and unvested restricted stock	2,162	—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware” or “the Company”) was incorporated on September 9, 1999 in the state of Delaware. The Company sells its IT automation software suite, which includes the Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS) and Opsware Asset Management System (OAMS), to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. The Company refers to this business as its Software Business. The Company’s software products automate key network, server and software operations in data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing and reallocating servers, network devices and applications. The Company’s products work across geographically disparate locations and heterogeneous IT environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

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

The results of operations for the three and nine-month periods ended October 31, 2005 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. In addition, certain amounts previously reported in the condensed consolidated balance sheet as of January 31, 2005 have been reclassified to conform to the current period presentation. The amounts have been reclassified from deferred revenue (current portion) to deferred revenue (net of current portion).

Significant Accounting Policies

Revenue Recognition

The Company generates revenue from the sale of its software licenses and services including revenue from maintenance and support agreements and professional service agreements. The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), EITF 00-21, Revenue Arrangements with Multiple Deliverables and Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier than when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements, which is specific to the Company. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements.  VSOE of fair value for the ongoing maintenance and support obligations (post contract customer support or PCS) within an arrangement is based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions.

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term license arrangements. The Company recognizes license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery of the software to the customer. The Company recognizes revenue under term licenses on a straight line basis over the term of the arrangement once criteria for revenue recognition, as discussed above, have been met. If an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from maintenance and support (PCS) and professional services agreements. PCS agreements include ongoing customer support and rights to product updates if and when available. Revenue under these arrangements is recognized ratably using the straight-line method over the period that the PCS is provided (generally one year). Professional service revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in paragraph No. 65 of SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method). Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

For all periods included in the Company’s consolidated financials statements, in the case of OAMS and ONAS software, the Company recognizes perpetual license revenue using the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, the date when the Company determined it had established VSOE of the fair value of maintenance and professional services for OSAS, the Company recognizes both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered. For OSAS arrangements entered into on or after May 1, 2005, the Company recognizes revenue from perpetual licenses using the residual method. For term licenses, usually one year in duration, accompanied by PCS, the entire arrangement fee is recognized ratably over the longer of the term of the license or PCS.

If the Company has not met the criteria for revenue recognition for any of the arrangement fees and has received cash from a customer, the amounts received may be included in advances from customers.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates. There were no impairment charges recorded through October 31, 2005.

As part of the Company’s acquisition of Tangram Enterprise Solutions in February 2004, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology. As part of the acquisition of Rendition Networks in February 2005, approximately $6.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.7 million for customer relationships and approximately $3.7 million for developed technology. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The Company operates as a single segment for reporting purposes. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill at least annually. No impairment charges have been recorded through October 31, 2005.

Goodwill as of October 31, 2005 was $27.8 million, which includes $24.2 million from the Company’s acquisition of Rendition Networks, which occurred on February 3, 2005.

Restructuring Costs

During fiscal 2002 and 2003, the Company restructured its business under plans approved by the Board of Directors by reducing its headcount, consolidating its facilities and disposing of excess and obsolete property and equipment. As a result of these actions, the Company recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property vacated as a result of its consolidation of facilities, net of estimated sublease income. As of October 31, 2005, all other restructuring liabilities have been paid out and only the lease obligations remain in the accrued restructuring balance. The Company’s estimates include the review of the financial condition of its existing sublessees as well as the state of the regional real estate markets. Each reporting period, the Company reviews these estimates based on the status of execution of its restructuring plan and, to the extent that these assumptions change due to changes in market conditions and its business, the Company revises the estimated fair value of its restructuring liabilities in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

For the three and nine-months ended October 31, 2005 and 2004, the following customers accounted for over 10% of the Company’s net revenue for the periods indicated (amounts less than 10% for these customers are not specified):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Net Revenue
EDS	36%	50%	38%	58%
Carahsoft (on behalf of a U.S. government agency)	12%	—	—	—
NTT Communications Corporation	—	14%	—	13%

Comprehensive Net Loss

For the three-months ended October 31, 2005, net loss and comprehensive net loss were both $2.4 million. For the three-months ended October 31, 2004, net loss and comprehensive net loss were both $6.3 million. For the nine-months ended October 31, 2005, net loss and comprehensive net loss were $11.4 million and $11.5 million, respectively. For the nine-months ended October 31, 2004, net loss and comprehensive net loss were both $5.1 million. Other comprehensive loss includes foreign currency translation adjustments that would be excluded from net loss in all periods presented.

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. If compensation expense for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have resulted in the pro forma GAAP amounts indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
As reported net loss	$(2,380)	$(6,315)	$(11,433)	$(5,111)
Stock-based compensation expense (reversal) included in reported net loss	171	(134)	947	(740)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,122)	(2,373)	(9,326)	(6,998)

Pro forma net loss	$(5,331)	$(8,822)	$(19,812)	$(12,849)

Loss per share:
As reported net loss per share—basic and diluted	$(0.02)	$(0.08)	$(0.12)	$(0.06)

Pro forma net loss per share—basic and diluted	$(0.05)	$(0.11)	$(0.20)	$(0.15)

For purposes of this disclosure, the estimated fair value of the stock options and stock purchase rights is amortized to expense over the stock purchase rights’ and options’ vesting periods. The fair value of stock options is measured using an expected four year life and the fair value of stock purchase rights is measured using an expected two year life. The fair value of options granted and stock purchase rights during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Options		Stock Purchase Rights		Stock Options		Stock Purchase Rights
	Three Months Ended October 31,				Nine Months Ended October 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Risk-free interest yield	4.3%	3.5%	3.8%	2.0%	3.9%	3.7%	3.5%	1.9%
Expected life (years)	4.0	4.0	2.0	2.0	4.0	4.0	2.0	2.0
Volatility	71%	79%	61%	107%	73%	69%	68%	112%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

The weighted average fair value for stock options and stock purchase rights granted was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Weighted average fair value of stock options	$2.69	$3.32	$3.03	$4.09

Weighted average fair value stock purchase rights	$2.25	$1.98	$2.19	$1.69

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which currently will require the Company to expense employee stock-based awards for financial reporting purposes beginning February 1, 2006. See Note 12, “Recent Accounting Pronouncement.” The Company has not yet determined whether it will use the Black-Scholes option pricing model or another valuation method in order to determine the fair value of stock-based awards under SFAS 123R.

2.              Acquisitions

Rendition Networks, Inc.

On February 3, 2005, the Company acquired Rendition Networks. This acquisition enables the Company to automate network infrastructure, which allows customers to manage multiple aspects of their IT infrastructure. The transaction was valued at approximately $34.3 million, which included 2.53 million shares of Company common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $0.7 million of direct acquisition costs. The transaction was accounted for using the purchase method. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.97 per share.  Approximately $6.0 million of the $15.0 million in cash paid to the Rendition Networks stockholders is being withheld in escrow and may be recovered by the Company in satisfaction of indemnification claims under the merger agreement. Assuming no indemnity claims are made, one-half of this escrowed amount would be released to the Rendition Networks stockholders on February 3, 2006, with the remaining one-half released on August 3, 2006.

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

A summary of the total purchase price is as follows (in thousands):

Common stock	$16,398
Assumption of Rendition vested options and unvested restricted stock	2,162
Cash consideration	15,000
Direct costs of the acquisition	704

Total purchase price	$34,264

The total purchase price has been allocated as follows (in thousands):

Accounts receivable, net	$1,153
Other current assets	78
Property and equipment, net	215
Amortizable intangible assets:
Customer Relationships	2,700
Developed Technology	3,730
In-Process Research and Development	1,190
Goodwill	24,243
Deferred stock compensation	1,505
Accounts payable	(22)
Other accrued liabilities	(287)
Deferred revenue	(241)

Total purchase price	$34,264

Goodwill

Of the total purchase price, approximately $24.2 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

Purchased identified intangible assets

Of the total purchase price, approximately $6.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.7 million and developed technology of approximately $3.7 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $0.4 million and $1.2 million for the three and nine-months ended October 31, 2005. Total intangible assets subject to amortization are as follows (in thousands):

October 31, 2005

Customer relationships	$2,700
Developed technology	3,730

Gross intangible assets	6,430
Less accumulated amortization	(1,191)

Identified intangible assets, net	$5,239

The aggregate estimated annual intangible amortization expense through January 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization

2006	$1,593
2007	1,608
2008	1,608
2009	1,607
2010	14

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

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Rendition Networks as if the acquisition had occurred as of the beginning of the earliest period presented. Rendition Networks’ operating results have been included in the Company’s operating results since the date of acquisition, February 3, 2005. The operating results for the period of February 1, 2005 to February 2, 2005 were immaterial so pro forma results for the three and nine-month periods ended October 31, 2005 have not been included below. The unaudited pro forma financial information for the three-month period ended October 31, 2004 was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended October 31, 2004 and Rendition Networks’ unaudited statements of operations for the three-month period ended September 30, 2004. The unaudited pro forma financial information for the nine-month period ended October 31, 2004 was derived from the Company’s unaudited condensed consolidated statements of operations for the nine-month period ended October 31, 2004 and Rendition Networks’ unaudited statements of operations for the nine-month period ended September 30, 2004. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of

Rendition Networks as if the acquisition had occurred as of the beginning of the earliest period presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended October 31,	Nine Months Ended October 31,
	2004	2004
Net revenue	$10,538	$27,179
Net income (loss)	(12,030)	(14,602)
Basic and diluted net income (loss) per share	$(0.14)	$(0.17)

Tangram Enterprise Solutions, Inc.

On February 20, 2004, the Company acquired Tangram Enterprise Solutions to extend the Company’s product offerings and technology capabilities, expand its customer base and increase research and development opportunities. The transaction was valued at approximately $11.5 million, consisting of $10.0 million of Opsware common stock and approximately $1.5 million of direct acquisition costs. The Company issued approximately 1.1 million shares of common stock with a fair value of $10.0 million in exchange for all of the outstanding stock and the extinguishment of certain indebtedness of Tangram Enterprise Solutions. The results of operations of Tangram Enterprise Solutions were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, February 20, 2004. The purchase price was final as of February 20, 2005, and will not be adjusted.

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

Goodwill

In accordance with SFAS 141, the excess purchase price over the fair value of acquired assets, or approximately $3.6 million, was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. Goodwill is not deductible for tax purposes.

Purchased identified intangible assets

In accordance with SFAS 141, the fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company.  Approximately $5.4 million was allocated to identified intangible assets, including customer relationships of approximately $2.5 million and developed technology of approximately $2.9 million. The Company is amortizing these intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $0.3 million and $1.0 million for the three and nine-months ended October 31, 2005, respectively. Amortization expense for these intangible assets was $0.3 million and $0.9 million for the three and nine-months ended October 31, 2004, respectively. Total intangible assets subject to amortization are as follows (in thousands):

	October 31, 2005	January 31, 2005

Customer relationships	$2,535	$2,535
Developed technology	2,862	2,862

Gross intangible assets	5,397	5,397
Less accumulated amortization	(2,284)	(1,272)

Identified intangible assets, net	$3,113	$4,125

The aggregate estimated annual intangible amortization expense through January 31, 2009 is as follows (in thousands):

Fiscal Year	Amortization

2006	$1,349
2007	1,349
2008	1,349
2009	78

$4,125

In-process research and development

In accordance with SFAS 141, $0.6 million of the total purchase price was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $0.6 million for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2004.

Deferred revenue

Of the total purchase price, $0.4 million was allocated to deferred revenue. Deferred revenue primarily represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Tangram Enterprise Solutions acquisition.

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

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was extended to August 2006, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability, resulting in a reduction to the recorded restructuring liability of approximately $0.4 million. In addition, the Company recorded a recovery for excess facilities of approximately $0.3 million during the fiscal year ended January 31, 2005 due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $0.2 million. The sublease payments were not included in the calculation of the original 2002 restructuring charge due to the uncertainty of the financial condition of the subtenant. The Company also recorded a recovery of approximately $0.1 million for property taxes, due to a change in estimate of future property tax payments as property values had decreased. Property taxes had been included in the original restructuring calculation. In addition, the Company recorded a recovery due to sublease payments received in the three and nine-months ended October 31, 2005 of $0 and $18,000.

A summary of the restructuring charges is outlined as follows (in millions):

Total

Balance at January 31, 2005	1.7
Amortization	(0.1)

Balance at April 30, 2005	1.6
Amortization	—

Balance at July 31, 2005	1.6
Amortization	(0.1)

Balance at October 31, 2005	$1.5

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

At the time the EDS License was signed, the Company determined it had sufficient objective and reliable evidence of fair value for both the value of the Managed Services Business sold to EDS and the separate EDS license and maintenance agreement based upon the renewal rates stated in the EDS License. The Company further determined that the $52.0 million EDS License entailed a separate earnings process and therefore did not affect the quality of use or the $63.5 million value paid by EDS for the Managed Services Business. Because the EDS License contained extended payment terms and the Company had not established VSOE of fair value for its maintenance, the Company has been recognizing the related license fees when the monthly minimum commitments become due, but only after the Company delivered all specified features and functions in April 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license fees under the EDS License to maintenance revenue. The allocation is consistent with the pricing of license and maintenance agreements with other customers. The payments from EDS License were equal to the greater of the monthly minimum commitment or the actual monthly fees, based upon a defined license fee per device per month. Under the EDS License, EDS was required to pay the Company monthly minimum commitment fees of $0.3 million for the first six months of the initial term (which commenced on August 16, 2002), $1.3 million for the next twelve months, $1.7 million for the following six months, and $2.0 million per month thereafter until the completion of the initial three-year term which occurred in August 2005.

Amendments to the EDS License

In August 2004, the Company entered into an amendment to the EDS License. Pursuant to the amendment, (1) the term of the original license and maintenance agreement was extended through March 2008, (2) EDS paid the Company $2.0 million per month from August 15, 2004 through August 14, 2005 and is required to pay $1.6 million per month thereafter through March 2008, (3) EDS’ monthly payments are no longer dependent upon the number of devices being managed by the software products, (4) EDS receives rights to license all future products released by the Company, including ONAS and OAMS, when and if available for commercial release, for no additional fee, (5) the Company agreed to provide certain third-party equipment and software for EDS’ use in connection with the software products, and (6) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS. Revenue under the amended arrangement will continue to be recognized ratably, which is the lesser of ratable or when monthly payments become due over the extended term of the amended agreement.

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

For the three and nine-month periods ended October 31, 2005, the Company recognized approximately $5.7 million and $16.0 million in net revenue under the EDS contract, respectively.  For the three and nine-month periods ended October 31, 2004, the Company recognized approximately $5.1 million and $15.1 million in net revenue under the EDS contract, respectively.  During the quarter ended October 31, 2005, the Company determined that the amount of net revenue being recognized under the EDS contract should have been an additional $0.1 million per quarter compared to the amounts originally reported in each of the quarters ended October 31, 2004, January 31, 2005, April 30, 2005, and July 31, 2005. The Company does not believe these amounts are material to the financial statements and results of operations for any of these current or prior year periods. Accordingly, a correcting adjustment of $0.4 million was included in net revenue for the quarter ended October 31, 2005.

5.              Stock-Based Compensation

In August 2003, the Company issued an award of restricted stock of 105,000 shares to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $0.6 million. The expense is being amortized to sales and marketing in the condensed consolidated statement of operations over the three-year vesting period of the stock award. The Company recognized approximately $20,000 and $53,000 of stock compensation expense using the graded vesting method in the three month periods ended October 31, 2005 and 2004, respectively, with respect to this award. The Company recognized approximately $79,000 and $0.2 million of stock compensation expense using the graded vesting method in the nine month periods ended October 31, 2005 and 2004, respectively, with respect to this award. The expense is being reported in sales and marketing expenses in the condensed consolidated statements of operations.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares with an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in market value, until the options are exercised, forfeited or expire. The Company recognized $0.1 million and $0.2 million of stock compensation recovery with respect to this option during the three month periods ended October 31, 2005 and 2004, respectively. The Company recognized $0.2 million and $0.8 million of stock compensation recovery with respect to this option during the nine-month periods ended October 31, 2005 and 2004, respectively. The recovery is being reported in general and administrative expenses in the condensed consolidated statements of operations.

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

Net stock-based compensation (recovery) of $0.3 million and $1,000 was recognized for the three-month periods ended October 31, 2005 and 2004, respectively. These amounts included $0.3 million and $1,000 in amortization expense during the three-month periods ended October 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $18,000 and $0 from stock compensation expense related to employees that were terminated during the three-month periods ended October 31, 2005 and 2004, respectively. In addition, the Company reversed approximately $24,000 and $0 of unamortized deferred stock compensation related to unvested awards of terminated employees during the three-month periods ended October 31, 2005 and 2004, respectively.

Net stock-based compensation expense (recovery) of $1.0 million and $(0.1) million was recognized for the nine-month periods ended October 31, 2005 and 2004, respectively. These amounts included $1.0 million and $0.1 million in amortization expense during the nine-month periods ended October 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $37,000 and $0.2 million from stock compensation expense related to employees that were terminated during the nine-month periods ended October 31, 2005 and 2004, respectively. In addition, the Company reversed approximately $72,000 and $7,000 of unamortized deferred stock compensation related to unvested awards of terminated employees during the nine-month periods ended October 31, 2005 and 2004, respectively. The remaining deferred stock-based compensation as of October 31, 2005 was approximately $0.4 million.

6.              Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer of

the Company. During the periods ended October 31, 2005 and 2004, the Company had only one operating segment focusing on the Software Business. However, the Company’s CODM regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company is organized into three geographic regions:  North America, Europe and Asia. Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue generated in North America	$14,026	$8,752	$35,329	$22,616
Revenue generated in Europe	473	69	4,065	294
Revenue generated in Asia	1,248	1,409	3,091	3,299

	$15,747	$10,230	$42,485	$26,209

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

8.              Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net loss per share because their effect would be antidilutive due to the next loss recorded. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes nonvested shares as their effect is also antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

Numerator:
Net loss	$(2,380)	$(6,315)	$(11,433)	$(5,111)
Denominator:
Weighted average common shares outstanding	98,717	84,601	98,434	83,745
Less weighted average shares subject to repurchase	(425)	(636)	(515)	(706)

Shares used in basic and diluted net loss per share	98,292	83,965	97,919	83,039

Basic and diluted net loss per share	$(0.02)	$(0.08)	$(0.12)	$(0.06)

The Company has excluded the impact of all shares of common stock subject to repurchase, warrants, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive to the net loss recorded.

For the three-month periods ended October 31, 2005 and October 31, 2004, the Company excluded 17.3 million and 13.6 million shares of common stock, respectively. For the nine-month periods ended October 31, 2005, and October 31, 2004, the Company excluded 16.4 million and 12.7 million shares of common stock, respectively.

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

11.       Income Taxes

The Company has incurred losses from operations for the three month periods ended October 31, 2005 and 2004, and therefore no income tax provision has been recorded other than $8,000 and $1,000 in estimated minimum state income tax, respectively. The Company incurred a loss from operations for the nine month periods ended October 31, 2005, and therefore no income tax provision has been recorded other than $20,000 in estimated minimum state income tax. The Company recorded a $0.4 million income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of its customers during the nine month period ended October 31, 2004.

12.       Recent Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognize such cost over the vesting period. SFAS 123R will be effective for the Company beginning February 1, 2006, and requires the use of either the Modified Prospective or the Modified Retrospective application method upon adoption. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered using the grant-date fair value for those awards calculated for pro forma purposes under SFAS 123. If the Modified Retrospective method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123. The Company expects to adopt the Modified Prospective method of accounting for SFAS 123R. The Company has not yet determined the impact of the adoption of SFAS 123R on its consolidated financial statements.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the financial statements and the related notes included in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties, including those described under “Risk Factors”. Our actual results may differ materially from those projected in the forward-looking statements as a result of these risks and uncertainties. See also “Cautionary Statement Regarding Forward-Looking Statements.” The financial statement data contained herein reflects our results as they existed for the periods presented.

Overview

We are a provider of IT automation software for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. Our software automates IT operations across servers, software, applications and network devices and discover and track assets across the IT environment. Our software automation suite includes the Opsware Server Automation System (OSAS), the Opsware Network Automation System (ONAS) and the Opsware Asset Management System (OAMS). OSAS automates key server, software and application operations. ONAS automates network device operations for data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets. Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, applications and network devices.

We derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and, to a lesser extent, through indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We also derive revenue from sales of annual support and maintenance agreements and professional services.

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

For the three and nine-month periods ended October 31, 2005, 36% and 38% of our revenues came from our license and maintenance agreement with EDS, respectively. Although the percentage of our total revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Results of Operations

Net revenue

Major Customers. For the three and nine-months ended October 31, 2005 and 2004, the following customers accounted for over 10% of our license, services and/or net revenue for the periods indicated (amounts less than 10% for these customers are not specified):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004

License Revenue
EDS	40%	57%	43%	63%
Carahsoft Technology Corporation (on behalf of a U.S. government agency)	15%	—	—	—
NTT Communications Corporation	—	16%	—	14%
Services Revenue
EDS	27%	35%	25%	43%
Net Revenue
EDS	36%	50%	38%	58%
Carahsoft Technology Corporation (on behalf of a U.S. government agency)	12%	—	—	—
NTT Communications Corporation	—	14%	—	13%

We expect that significantly more than 10% of our revenue in the current fiscal year will be attributable to the license and maintenance agreement with EDS.

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased by 57% to $11.5 million during the three-month period ended October 31, 2005 from $7.3 million during the same period last year. License revenue increased by 54% to $29.5 million during the nine-month period ended October 31, 2005 from $19.1 million during the same period last year. The increase in both periods was primarily due to an increase in our customer base and increased sales to existing customers, and to a lesser extent, the acquisition of Rendition Networks in February 2005. License revenue derived from customers other than EDS increased approximately 125% during the three and nine-month periods ended October 31, 2005 as compared with the same periods last year.

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

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased by 45% to $4.3 million during the three-month period ended October 31, 2005 from $2.9 million during the same period last year. Services revenue increased by 84% to $13.0 million during the nine-month period ended October 31, 2005 from $7.1 million during the nine-month period ended October 31, 2004. The increase in service revenues in both periods was primarily due to the growth of our installed customer base, the renewal of support and maintenance contracts and an increase in professional services.

For the three and nine-month periods ended October 31, 2005, we recognized approximately $5.7 million and $16.0 million in net revenue under the EDS contract, respectively.  For the three and nine-month periods ended October 31, 2004, we recognized approximately $5.1 million and $15.1 million in net revenue under the EDS contract, respectively.  During the quarter ended October 31, 2005, we determined that the amount of net revenue being recognized under the EDS contract should have been an additional $0.1 million per quarter compared to the amounts originally reported in each of the quarters ended October 31, 2004, January 31, 2005, April 30, 2005, and July 31, 2005. We do not believe these amounts are material to the financial statements and results of operations for any of these current or prior year periods. Accordingly, a correcting adjustment of $0.4 million was included in net revenue for the quarter ended October 31, 2005.

Costs and Expenses

Cost of license revenue. Cost of license revenue consists of royalties related to third-party technologies included in our software, and with respect to the three and nine-month periods ended October 31, 2004 only, a $4.0 million one-time payment made to EDS in October 2004 to fund EDS’ purchase of equipment to be used in its planned deployment of the Opsware System.

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2005	2004	2005	2004

Cost of license revenue	329	4,165	669	4,245
Percentage of total license revenues	3%	57%	2%	22%

The decrease in absolute dollars and as a percentage of license revenue in comparison to the prior periods was primarily due to the $4.0 million one-time payment to EDS offset in part by increased sales of royalty bearing products.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide support services to our customers, fees for consulting services, facility costs and travel expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2005	2004	2005	2004

Cost of services revenue	3,205	2,147	9,364	5,829
Percentage of total services revenues	75%	73%	72%	83%

The increase in absolute dollars in both the three and nine-month periods was primarily due to an increase in service-related headcount from 34 on October 31, 2004 to 61 on October 31, 2005, which reflects the effect of additional hiring necessary to meet the current needs of our business, as well as increased travel expenses, primarily due to increased deployment of our product. The increase as a percentage of services revenue in the three-month period was primarily due to the increase in service-related headcount year over year. The decrease as a percentage of services revenue in the nine-month period was primarily due to operating efficiencies we attained with our revenue growth.

Amortization of developed technology. Amortization of developed technology increased in absolute dollars to $0.4 million during the three-month period ended October 31, 2005, from $0.2 million during the same period last year, and increased in absolute dollars to $1.2 million during the nine-month period ended October 31, 2005, from $0.5 million during the same period last year.  This increase is a result of the acquisition of Rendition Networks in February 2005. We are amortizing purchased developed technology on a straight-line basis over a four-year life at a rate of approximately $0.2 million per quarter, for each of the Rendition Networks and Tangram Enterprise Solutions acquisitions.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and amortization of purchased equipment and software.

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2005	2004	2005	2004

Research and development	5,404	3,941	16,148	9,841
Percentage of total net revenues	34%	39%	38%	38%

The increase in research and development expenses in absolute dollars in both the three and nine-month periods was primarily due to increased salaries and related personnel expenses due to an increase in research and development-related headcount from 87 on October 31, 2004 to 124 on October 31, 2005, as a result of our Rendition Networks acquisition and additional hiring necessary to meet the current needs of our business.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2005	2004	2005	2004

Sales and marketing	6,448	4,124	17,180	10,515
Percentage of total net revenues	41%	40%	40%	40%

The increase in sales and marketing expenses in absolute dollars in both the three and nine-month periods was primarily due to increased salaries and related personnel expenses, and to a lesser extent, an increase in sales commissions, travel expenses, and an increase in facility costs related to an expansion in field offices. The increase in salaries and related personnel expenses is due to an increase in sales and marketing headcount from 50 on October 31, 2004 to 76 on October 31, 2005. The increase in headcount resulted from additional hiring necessary to meet the current needs of our business as well as our Rendition Networks acquisition.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2005	2004	2005	2004

General and administrative	2,580	2,076	8,297	4,945
Percentage of total net revenues	16%	20%	20%	19%

The increase in general and administrative expenses in absolute dollars in both the three and nine-month periods was primarily due to increased salaries and related personnel expenses due to an increase in general and administrative headcount from 23 on October 31, 2004 to 42 on October 31, 2005, which reflects the effect of additional hiring necessary to meet the current needs of our business and, with respect to the nine-month period, increased costs incurred related to Sarbanes-Oxley compliance. Excluding the effect of any non-cash compensation charges in connection with the revaluation of variable stock option awards or modification of stock option awards, which cannot be determined until the last day of the quarter, we expect that our general and administrative expenses will increase in absolute dollars in the next fiscal quarter as we continue to grow our business.

In-process research and development charges. In-process research and development was $1.2 million and $0.6 million during the nine-month periods ended October 31, 2005 and October 31, 2004, respectively, which resulted solely from the write-off of in-process research and development costs in connection with the acquisition of Rendition Networks and Tangram Enterprise Solutions, respectively.

Products that qualify for in-process research and development represent those that have not reached technical feasibility and for which no alternative future uses exist. The products were still in development at the time of the acquisitions. The income approach was used to value in-process research and development.  The ONAS product, True Control 4.0, which was obtained as part of the Rendition acquisition, has been completed and we began shipping the product as of the three month period ended April 30, 2005. The OAMS product version, which was obtained as part of the Tangram Enterprise Solutions acquisition, is still under development as of October 31, 2005 and the exact date of completion has not yet been determined.

Restructuring costs (recoveries), net. During the nine-month period ended October 31, 2005, we recorded a recovery for sublease payments received in excess of management estimates for excess facilities in connection with our 2003 restructuring program of approximately $18,000. During the nine-month period ended October 31, 2004, we recorded a recovery for sublease payments received of approximately $0.3 million, a recovery due to the settlement of a sublease agreement of approximately $0.2 million, and a recovery due to the amendment of our facility sublease of $0.6 million. See Note 3, “Restructuring Costs,” in the notes to the condensed consolidated financial statements contained in this quarterly report for a further discussion of these restructuring charges.

Amortization of other acquisition-related intangibles. Amortization of other-acquisition related intangibles increased in absolute dollars to $0.3 million during the three-month period ended October 31, 2005, from $0.2 million during the same period last year, and increased in absolute dollars to $1.0 million during the nine-month period ended October 31, 2005, from $0.4 million during the same period last year, as a result of the acquisition of Rendition Networks in February 2005. We are amortizing customer relationships through operating expenses on a straight-line basis over a four-year life at a rate of approximately $0.2 million per quarter, for each of the Rendition Networks and Tangram Enterprise Solutions acquisitions.

Amortization (reversal) of deferred stock compensation. As a result of our acquisition of Rendition Networks, we recorded $1.5 million of deferred stock compensation on our balance sheet. Net stock-based compensation of $0.3 million and $1,000 was recognized for the three-month periods ended October 31, 2005 and 2004, respectively. These amounts included $0.3 million and $1,000 in amortization expense during the three-month periods ended October 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $18,000 and $0 from stock compensation expense related to employees that were terminated during the three-month periods ended October 31, 2005 and 2004, respectively.

Net stock-based compensation expense (recovery) of $1.0 million and $(0.1) million was recognized for the nine-month periods ended October 31, 2005 and 2004, respectively. These amounts included $1.0 million and $0.1 million in amortization expense during the nine-month periods ended October 31, 2005 and 2004, respectively. These amounts also included the reversal of approximately $37,000 and $0.2 million from stock compensation expense related to employees that were terminated during the nine-month periods ended October 31, 2005 and 2004, respectively.

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

Gain on sale of assets and liabilities from Managed Services Business. In May 2004, we entered into a settlement with Qwest of the arbitration of Qwest’s claim that we breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that we entered into with Qwest in fiscal 2002. Prior to this settlement, we accrued a liability related to our Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, we paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $0.2 million. In addition, the parties excluded from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $0.3 million. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations for the nine-month period ended October 31, 2004. During the three-and nine month periods ended October 31, 2005, we recorded $12,000 and $56,000 in sales tax liabilities related to the sale of the Managed Service Business, respectively.

Interest and other income, net. Interest and other income, net, increased to income of $0.9 million in the three-month period ended October 31, 2005 from income of $0.2 million in the same period last year. Interest and other income, net, increased to income of $2.2 million in the nine-month period ended October 31, 2005 from income of $0.5 million in the same period last year. The increase in both periods was primarily due to an increase in cash due to net proceeds from the sale of 10 million shares of our common stock in December 2004, net of cash paid for Rendition Networks, as well as higher interest rates.

Provision for income taxes. Provision for income taxes increased to $8,000 in the three-month period ended October 31, 2005 from $1,000 in the same period last year. Provision for income taxes decreased to $20,000 in the nine-month period ended October 31, 2005 from $0.4 million in the same period last year. We incurred losses from operations for the three and nine-month periods ended October 31, 2005 and, accordingly, did not record any provision for income taxes other than immaterial provisions for estimated state income tax. We recorded a $0.4 million income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the nine-month period ended October 31, 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of October 31, 2005, we had approximately $103.7 million in cash, cash equivalents and restricted cash. On December 15, 2004, we received approximately $61.8 million of net proceeds from the sale of 10 million shares of our common stock.

Net cash used in operating activities was $3.3 million and $2.5 million for the nine-month periods ended October 31, 2005 and October 31, 2004, respectively. Net cash used in operating activities for the nine-month period ended October 31, 2005 was primarily the result of our net operating loss of $11.4 million (which included a $1.2 million write-off of in-process research and development as part of the acquisition of Rendition Networks), and a $7.0 million increase in accounts receivable, offset by non-cash charges of a $2.1 million for depreciation and $2.2 million for amortization expense, a $3.2 million increase in other accrued liabilities, as well as a $6.9 million net increase in deferred revenue and advances from customers.

Net cash used in operating activities for the nine-month period ended October 31, 2004 was primarily the result of our net operating loss of $5.1 million (which included a $4.0 million one-time payment to EDS and a $0.6 million write-off of in-process research and development as part of the acquisition of Tangram Enterprise Solutions), a $6.5 million decrease in accrued data center costs, an $0.8 million increase in accounts receivable, and an $0.8 million decrease in accrued restructuring, offset by non-cash charges of $1.9 million for depreciation and $0.9 million for amortization expense, as well as a $7.1 million increase in net deferred revenue and advances from customers.

Net cash used in investing activities was approximately $16.4 million and $1.5 million for the nine-month periods ended October 31, 2005 and October 31, 2004, respectively. Net cash used in investing activities for the nine-month period ended October 31, 2005 consisted primarily of $15.1 million in direct acquisition costs paid related to the acquisition of Rendition Networks and $1.5 million for purchases of capital equipment. Net cash used in investing activities for the nine-month period ended October 31, 2004 consisted of $2.1 million purchases of capital equipment and $0.6 million in direct acquisition costs paid related to the acquisition of Tangram Enterprise Solutions, partially offset by $1.0 million net cash acquired from the acquisition of Tangram Enterprise Solutions.

Net cash provided by financing activities was $2.4 million and $5.0 million for the nine-month periods ended October 31, 2005 and October 31, 2004, respectively. Net cash provided by financing activities for the nine-month period ended October 31, 2005 was primarily attributable to proceeds received from the exercise of stock options.  Net cash provided by financing activities for the nine-month period ended October 31, 2004 was primarily attributable to proceeds received from the exercise of stock options and payments received from stockholder notes receivable.

As of October 31, 2005, our principal contractual cash commitments consisted of obligations outstanding under operating leases for facilities. The following summarizes our contractual obligations at October 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years

Operating leases, net of subleases	$9,194	$2,248	$3,841	$3,105	$0

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

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements. VSOE of fair value for the ongoing maintenance and support obligations (post contract customer support or PCS) within an arrangement is based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions.

License revenue consists of license fees charged for the use of our products under perpetual or term license arrangements. We recognize license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery of the software to the customer. We recognize revenue under term licenses on a straight line basis over the term of the arrangement once criteria for revenue recognition, as discussed above, have been met. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from maintenance and support (PCS) and professional services agreements. PCS agreements include ongoing customer support and rights to product updates if and when available. Revenue under these arrangements is recognized ratably using the straight-line method over the period that the PCS is provided (generally one year). Professional service revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in paragraph No. 65 of SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method). Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

For all periods included in our consolidated financials statements, in the case of OAMS and ONAS software, we recognize perpetual license revenue using the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, the date when we determined we had established VSOE of the fair value of maintenance and professional services for OSAS, we recognize both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of our software had been completed and all other elements of the arrangement had been delivered. For OSAS arrangements entered into on or after May 1, 2005, we recognize revenue from perpetual licenses using the residual method.  For term licenses, usually one year in duration, accompanied by PCS, the entire arrangement fee is recognized ratably over the longer of the term of the license or PCS.

If we have not met the criteria for revenue recognition for any of the arrangement fees and have received cash from a customer, the amounts received may be included in advances from customers.

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

Goodwill as of October 31, 2005 was $27.8 million, which includes $24.2 million from our acquisition of Rendition Networks, which occurred on February 3, 2005. As a result, if we are required to take an impairment charge in the future, any such charge may have a material impact on our results of operations for that quarter.

Restructuring Costs. During fiscal 2002 and 2003, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation, net of estimated sublease income. As of October 31, 2005, all other restructuring liabilities have been paid out and only the lease obligations remain in the accrued restructuring balance. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts and result in additional expenses or the recovery of amounts previously recorded.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We have limited experience operating as a software company, which makes it difficult to evaluate our future prospects.

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model has shifted from providing managed Internet services to primarily licensing our software products. We have limited experience operating as a software company. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. In addition, we have acquired existing businesses and a suite of software products from these businesses in order to address additional aspects of the IT automation market. We have limited experience operating these acquired businesses as well. Our potential for future profitability must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. In addition, our future prospects may be hindered by our relative lack of experience in operating our own business and any businesses that we may acquire to augment our core business. Some of these risks relate to our potential inability to:

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly and annual financial results to fluctuate include:

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

Our operating results are and will continue to be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our business.

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the three-month period ended October 31, 2005, EDS accounted for 36% of our net revenue. As of October 31, 2005, EDS accounted for 13% of our accounts receivable balance. If our relationship with EDS were to deteriorate, or if EDS’s financial position were to deteriorate, our business and results of operations would be adversely affected.

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

The market for our technology is relatively new and therefore subject to rapid and significant change and we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors, including hardware manufacturers, may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small publicly traded and privately-held companies.

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

Our sales in any quarter depend on a small number of relatively large transactions

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in subsequent quarters, are especially subject to fluctuation, because they normally depend on the completion of relatively large license transactions. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period.

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

•                  our limited experience and customer references we have from operating as a software company;

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

As we develop our software products, we may continue to incur significant operating losses and negative cash flow in future periods.

We may be required to spend significant funds to continue developing our software products, and to expand our research and development and sales and marketing organizations to fit the needs of our business. We have incurred significant operating and net losses and negative cash flow in the past and have not achieved operating profitability. Achievement of operating profitability is primarily dependent on our ability to increase revenues, since we believe we need a certain level of investment in our operations, and thus our operating expenses structure, in order to position ourselves for growth and competition. If our revenue grows more slowly than we anticipate or if our operating expenses increase by more than we expect, our cash flow and operating results will suffer. Consequently, it is possible that we will never achieve operating profitability. Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

In addition, any decision to restructure our operations, to exit any activity or to eliminate any excess capacity could result in significant accounting charges. Future business combinations may also result in restructuring or other accounting charges. These charges could result in greater net losses, could transform an otherwise profitable quarter into a net loss in future periods, or could materially impair earnings should we achieve profitability in the future.

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

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2004, we acquired Tangram Enterprise Solutions, a software and services provider located in North Carolina. In addition, in February 2005, we acquired Rendition Networks, a network device automation company located in Redmond, Washington. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize anticipated benefits from acquisitions, including the acquisitions of Tangram Enterprise Solutions and Rendition Networks, if we are unable to do the following:

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

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. We may need to expand our sales organization in order to increase market awareness of our products to a greater number of organizations and, in turn, to generate increased revenue. We are in the process of developing our direct sales force, and we may require additional qualified sales personnel. Competition for these individuals is intense, and we may not be able to hire and retain the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

We have formed in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We cannot guarantee that any new customer relationships or revenue, or other anticipated benefits, will result from these strategic relationships. In addition, in the event that our strategic partners experience financial difficulties, we may not continue to realize existing benefits from these relationships.

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

We intend to develop additional relationships with a number of computing and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to the implementation and support of our products, as well as to help generate sales leads and assist in the sales process. Many such firms have similar, and often more established, relationships with our competitors. These systems integrators may not be able to provide the level and quality of service required to meet the needs of our customers. If we are unable to develop and maintain effective relationships with systems integrators, or if they fail to meet the needs of our customers, our business could be adversely affected.

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

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and ongoing royalties, and limit our ability to use our technology or sell some or all of our products.

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the proprietary rights of others. Intellectual property litigation or claims could force us to do one or more of the following:

•                  engage in costly litigation and pay substantial damages to third parties, and indemnify customers or commercial partners;

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

We use a limited amount of what we believe to be open source software in our products and may use more of this software in the future.  As a result, we could be subject to suits by third parties claiming ownership of what we believe to be open source software or we could be found to be non-compliant with the terms and conditions of the open source licenses that we use.   Any non-compliance could result in litigation or loss of the right to use this software.  In addition, potential customers may delay or decline a purchase of technology involving open source software and open source license terms may result in unanticipated obligations for us or our customers.

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

Our future success depends on our ability to retain our highly qualified technical, sales and managerial personnel. Our failure to retain our qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future. In addition, we are dedicating significant resources in connection with ongoing management assessment of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and may be required to hire additional staff members to assist in these efforts.

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

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile, and has from time to time experienced significant price and volume fluctuations that  bear little relationship to the past or present operating performance of those companies. Furthermore, our common stock is relatively thinly traded, which contributes significantly to the volatility of our stock price. Due to the low trading volume of our stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. This could result in greater volatility in our stock price.

Among the factors that could affect our stock price are:

•                  variations in our quarter-to-quarter operating results, including for example, as a result of delays in closing sales or completing installations;

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

In addition, if our stockholders sell substantial amounts of our common stock in the public market, or if any of our officers or directors were to sell shares of our commons stock held by them, the market price of our common stock could fall.

Insiders have substantial control over us and this could delay or prevent a change in control and could negatively affect your investment.

As of November 30, 2005, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 25% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of October 31, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over the financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

(a)   Exhibits

Exhibit Number	Description
10.1	Form of Stock Option Agreement under the Company’s Amended and Restated 2000 Incentive Stock Plan
10.2	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2000 Incentive Stock Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

OPSWARE INC.

/s/ Sharlene P. Abrams
Sharlene P. Abrams
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: December 12, 2005

EXHIBIT INDEX

10.1	Form of Stock Option Agreement under the Company’s Amended and Restated 2000 Incentive Stock Plan
10.2	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2000 Incentive Stock Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*       This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.