Form 10-K
period 2006-01-31
OPSWARE INC
filed 2006-04-14
CIK 1100813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer      ☒ Accelerated filer      ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ National Market of the registrant’s Common Stock on July 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $388 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2006, 100,051,147 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders, scheduled for June 20, 2006.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, expected financial and operating results, anticipated capital expenditures, expected revenue generated from the sale of our software products, including the impact of our license and maintenance agreement with EDS and our distribution arrangement with Cisco, the impact of the application of SFAS 123(R), the adequacy of our capital resources to fund our operations, the anticipated increase in customer expansion of our target markets, the timing of new product releases, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1.                BUSINESS

Overview

We are a provider of IT automation software products for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. Our software products automate IT operations across servers, software, applications and network devices and discover and track assets across the IT environment by automating formerly manual, time-consuming and error-prone tasks such as discovering, provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, business applications and network devices.

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

Businesses and government agencies are increasingly turning to IT automation solutions to reduce operational costs, improve IT efficiencies, centralize and remotely manage operations, ensure continuity of operations and reduce the costs of disaster recovery. Demand for our software is driven by the rapid growth of servers and network devices across IT organizations that is resulting from the migration of client-server based applications to web-based applications, the increase in the numbers of Windows servers, the rapid adoption of the Linux platform, the growth of Intel-based servers and the increase in the number of network devices within IT environments. Rapid server growth in data centers and at remote locations and increasing application complexity across the IT environment have resulted in a corresponding escalation in labor costs, a degradation in operations quality and a security crisis within IT organizations. In addition, we believe that several other factors are driving the demand for our products, including the need to protect servers and network infrastructure from security vulnerabilities, to quickly and more cost-effectively deploy servers, applications and network infrastructure, to track hardware and software assets and labor costs, to manage frequent changes across servers and network devices and the need to ensure servers, network devices and applications comply with corporate and regulatory compliance policies such as the Sarbanes-Oxley Act, HIPAA, COSO and COBIT, as well as enable enforcement of best practices such as ITIL. Our products provide customers with a software solution that is reliable, secure, and scalable and allows them to reduce operational costs, increase IT efficiencies and improve operations quality.

We were incorporated in September 1999 as a Delaware corporation. Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies that operate mission-critical Internet applications. We referred to this business as our Managed Services Business. On August 15, 2002, we sold our Managed Services Business to Electronic Data Systems Corporation (“EDS”). We developed our proprietary Opsware automation technology for the Managed Services Business, and have since developed this technology into our stand-alone software products. In February 2004, we acquired Tangram Enterprise Solutions and in February 2005 we acquired Rendition Networks, each a software and services provider.

Products and Services

Opsware Server Automation System

OSAS automates key server, software infrastructure and application operations in data centers and remote locations, including discovering, provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers and business applications across geographically disparate locations and heterogeneous IT environments.

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

•       Auto-Discovery.   OSAS automatically discovers servers in an IT environment allowing devices to be quickly brought under management.

•       Automated Change and Configuration Management.   OSAS automates many of the tasks associated with managing system and application-level changes and configuration changes across operating systems and software infrastructure tracking, which enables IT organizations to increase efficiencies and reduce the costs associated with change and configuration management.

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

•       Disaster Recovery.   OSAS Multimaster replication facilitates rapid disaster recovery by automatically maintaining an up-to-date configuration database for all managed servers and using the information contained in this database to rapidly rebuild servers and applications in the event of a disaster. This enables IT organizations to speed up and lower the cost of disaster recovery by allowing them to quickly recover and rebuild the underlying server and application infrastructure of their IT environment in a geographically distinct data center or remote location.

•       Automated Reporting.   OSAS includes a reporting system that provides customers with pre-defined and custom reports. OSAS reporting capabilities include reports on all supported operational activities, asset reporting, security administration and compliance management.

•       Knowledge, Policy and Best Practices Encapsulation.   OSAS provides built-in domain knowledge across a variety of operating systems and applications including, for example, best practice installation and configuration information. In addition, OSAS incorporates operational policies and best practices to deliver high quality operations and consistency across operations. OSAS enables customers to capture their own best practices and operational policies within the system. Knowledge encapsulation also enables IT organizations to capture expertise in the system so that the knowledge can be leveraged and shared across all users of the system.

•       System Extensibility.   OSAS can be extended by IT organizations, enabling the development of additional customer specific automation modules. The system also integrates with other external IT systems such as incident management and performance management systems through application programming interfaces.

•       Multi-location Operations.   Opsware Multimaster and Opsware Satellite technologies enable multi-location operations and centralized control of systems located at remote locations. Opsware Satellite enables automated management of servers at remote locations regardless of location and network bandwidth. All operations are conducted over OSAS’s secure communication channel.

Opsware Network Automation System

In February 2005, we acquired Rendition Networks, Inc., a software and services provider based in Redmond, Washington. As a result of the acquisition, we now offer our ONAS product.

ONAS automates key network device operations including the management of switches, routers, firewalls and load balancers in data centers and remote locations. ONAS automates the full lifecycle of network infrastructure operations including discovering, provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering network devices across geographically disparate locations and heterogeneous IT environments.

Some of the key capabilities and benefits of ONAS are:

•       Auto-Discovery.   ONAS automatically discovers network devices in an IT environment allowing devices to be quickly brought under management.

•       Automated Provisioning, Change and Configuration Management.   ONAS automates many of the tasks involved in provisioning, updating, configuring and re-configuring switches, routers, load balancers and firewalls. Automated provisioning and change and configuration management are designed to increase IT efficiency, increase network availability and reduce the number of network engineering staff required to perform these operations.

•       Multi-Vendor Support.   ONAS supports devices from a variety of network device vendors, such as Cisco Systems, Juniper/Netscreen, Nortel, 3Com, Extreme Networks, Check Point Software Technologies, F5 Networks, Foundry Networks, HP and others.

•       Automated Auditing and Compliance Management.   ONAS automates the process of auditing and remediating network devices to ensure that they meet internal and regulatory compliance requirements and policies. ONAS provides a comprehensive compliance center thereby enabling customers to reduce the costs and time associated with compliance management and compliance reporting.

•       Automated Patching and Security Administration.   ONAS is designed to enable a high level of security for operational tasks from provisioning to patching to re-configuration to auditing and change management. ONAS identifies potentially vulnerable network devices and enables rapid distribution and installation of required patches to managed devices. ONAS also provides a fine-grained access control mechanism so only authorized administrators can make changes to network devices and enables administrators to lockdown devices to prevent tampering or unauthorized changes.

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

The Opsware Network

The Opsware Network is a subscription-based service that complements our software products. The Opsware Network provides critical content for vulnerability management and new automation packs (content) on an ongoing basis. The Opsware Network in combination with our products helps customers maximize the benefits of their investment in IT automation by keeping customers up-to-date on technology support, vulnerabilities and automation capabilities.

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

Customer Support

We believe that superior customer support is critical to retaining our customer base. Our customer support organization provides post-sales support to customers via telephone, email and remote access. Our maintenance and support packages entitle customers to technical support and unspecified future maintenance releases and updates and upgrades to the versions of our products used by them, if and when commercially released. From time to time, our customers request additional support services on a time and materials basis.

Professional Services

Our professional services organization provides product training, consulting and implementation services to assist customers in maximizing the benefits of our software products.

Customers

We sell our suite of software automation products to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. Our customers are in various vertical market segments, including the financial services, government, retail, media, industrial, telecommunication, service providers and high-technology sectors. For the fiscal year ended January 31, 2006, EDS accounted for 35% of our net revenues. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. The loss of EDS as a customer would have a material adverse effect upon our business and financial condition.

Industry Relationships

Cisco Systems.   In February 2006, we entered into a worldwide distribution agreement with Cisco to distribute our ONAS product under the Cisco Systems brand name. This agreement represents a significant expansion of our sales channel and market reach for our ONAS product, and provides additional sales opportunities for other products in our software automation suite, including our OSAS product.

NEC Corporation.   Under our software distribution license agreement, NEC may use, market, sell, and support our software products in Japan. NEC can sell our software products in connection with its VALUMO Platform technology, as both a standalone product or integrated with other VALUMO products that support mission critical systems. In January 2005, we entered into an amendment of our software distribution license agreement with NEC to enable NEC to utilize OSAS for its internal use.

Nortel.   Our distribution relationship with Nortel allows all resellers in their Select Product Program to purchase and resell ONAS.

We also have various strategic alliances with leading software, networking and services companies. Our strategy includes working closely with these and other companies to promote industry advancement, accelerate new markets and add value for our customers by integrating our solutions with other software and networking applications.

In addition, we have a number of relationships with resellers and system integrators to support our sales efforts and professional services obligations with our U.S. government customers.

Research and Development

Our research and development organization designs, develops and tests the technologies that we offer to our customers as well as the services that we use internally to streamline customer deployment and support processes. A primary goal of this organization is to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands and remain competitive in the marketplace. In this way, our research and development organization is responsible for the extension of our technology’s capabilities. During the fiscal years ended January 31, 2006, 2005 and 2004, our research and development expenses were $22.0 million, $14.3 million and $8.7 million, respectively.

Sales and Marketing

We sell and market our services worldwide through a direct sales force and multiple indirect channels. During our 2006 fiscal year, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage. We intend to continue to increase our sales force during fiscal 2007.

We also have agreements in place with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. These agreements, subject to certain terms and conditions, enable these companies to market and resell our products. We have expanded our distribution capabilities through new and enhanced partner and channel relationships, including the Cisco distribution agreement described above.

For the fiscal year ended January 31, 2006, we generated approximately 11% of our net revenues from customers in the Europe, Middle East and Africa (“EMEA”) region and Asia Pacific (APAC) region. We expect international markets to provide increased opportunities for our products and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence in EMEA and APAC, and generating more revenues from these regions.

We focus our marketing efforts on sales force enablement, increasing brand recognition, market awareness and lead generation. We intend to continue to invest in building our brand recognition and sales pipeline through lead generation programs, public relations programs, industry analysts, trade shows and industry and partner conferences.

Competition

Our competitors include large software, hardware and systems companies as well as small, privately-held companies. The market for our technology is relatively new and therefore subject to rapid and significant change. While we believe our technology is more comprehensive than and superior to that of our competitors, we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, larger international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer point solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices.

Although our market is relatively new, it is intensely competitive. We believe that some of the principal competitive factors identified by customers in the IT data center automation market include:

•       breadth of technologies supported,

•       functionality of product offerings,

•       quality and extent of customer support and maintenance,

•       price and demonstrable return on investment,

•       the vendor’s reputation, leadership team and financial stability,

•       performance, security, scalability, flexibility and reliability of the product offerings, and

•       ease of integration with existing applications and infrastructure.

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

Employees

As of January 31, 2006, we had 336 full-time employees. We plan to hire additional personnel for the foreseeable future as we continue to execute on our growth plan. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition can be intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Available Information

Our Internet website is located at http://www.opsware.com. The information on our website is not a part of this annual report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

ITEM 1A.      RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

We have relatively limited experience operating as a software company, which makes it difficult to evaluate our future prospects.

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model has shifted from providing managed Internet services to primarily licensing our software products. We have relatively limited experience operating as a software company. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. In addition, we have acquired existing businesses and a suite of software products from these businesses in order to address additional aspects of the IT automation market. We have limited experience operating these acquired businesses as well. Our potential for future profitability must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•       sign contracts with a sufficient number of customers in the time frame we anticipate in order to meet our financial goals, including our bookings targets;

•       provide high levels of support for our products and support the deployment of a higher volume of our products;

•       develop new product offerings and extend the functionality of our existing technologies;

•       develop and extend our software products to effectively support a wide range of hardware, software and operating systems to meet the diverse needs of customers;

•       integrate acquired businesses and technologies;

•       develop effective direct sales and indirect channels to sell our suite of software products;

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

•       the timing of signing contracts with customers;

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

Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of a quarters’ total sales have occurred toward the end of that quarter. This makes predicting our revenue, earnings and cash flows for each financial period more difficult and increases the risk of unanticipated variations in our financial results. In addition, during our fiscal year 2006, the bulk of our license sales for the year occurred in the latter two fiscal quarters, and this pattern may continue in fiscal 2007. This seasonality could make it more difficult to predict our financial results, which could have an adverse impact on the trading price of our common stock.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the year ended January 31, 2006, EDS accounted for 35% of our net revenue. If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

Although we extended our license and maintenance agreement with EDS through March 2008, we cannot assure you that EDS will renew the license beyond the extended term or that if EDS does renew the license beyond the extended term, it will do so on the terms contemplated in the agreement. Whether or not EDS continues to license our software may depend, in large part, on its level of customer satisfaction and its own financial position. In addition, we cannot assure you that EDS will achieve the benefits they expect from our software products or that they will be able to continue to deploy our software successfully or in the time frames contemplated by the license agreement. Each of these factors may affect EDS’ willingness to renew the license. If EDS does not renew the license, our business and operating results may be adversely affected and this may negatively impact our reputation and our ability to license our software products to other customers. In addition to these risks, the occurrence of any of the adverse events discussed elsewhere in these Risk Factors could negatively impact our relationship with EDS and, consequently, our business.

If we fail to maintain or achieve benefits from our existing distribution channels and develop additional channels in the future, our financial results may suffer.

We generate a portion of our revenue from sales of our products and services through our network of indirect channel partners, such as distributors, value-added resellers, systems integrators and OEM partners. We may not experience increased revenue from new channels and may see a decrease in revenue from our existing channels, which could harm our business. The loss of one or more of our channel partners, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

Our dependence on indirect distribution channels presents a number of risks, including:

•       our channel partners may cease marketing our products and services with limited or no notice and with little or no penalty;

•       our channel partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers;

•       we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•       our channel partners in some cases may not give priority to the marketing of our products and services as compared to our competitors’ products or their own products.

In particular, we entered into a distribution agreement in February 2006 with Cisco to distribute our ONAS product under the Cisco Systems brand name. The initial term of this agreement is three years, although it may be terminated earlier in certain circumstances. We may not fully realize the benefits anticipated under this agreement, such as additional opportunities to cross-sell our OSAS product, and the amount and timing of revenue recognized as a result of sales under this arrangement are uncertain. In addition, this agreement may displace some sales that might otherwise occur through our direct sales force or other indirect sales channels. Accordingly, we would need to generate a higher volume of sales under this agreement since our margins on sales under this agreement may be lower than on sales under our existing distribution arrangements.

In addition, we have formed in the past, and intend to continue to form in the future, strategic relationships with other technology companies in order to obtain a broader reach for our products and services. We cannot guarantee that any new customer relationships or revenue, or other anticipated benefits, will result from these strategic relationships. In addition, in the event that our strategic partners experience financial difficulties, we may not continue to realize existing benefits from these relationships.

The IT automation software market is relatively new, and our business will suffer if the market, or the technology standards within that market, do not develop as we expect.

The market for our products and services is relatively new and may not grow as we expect or be sustainable. Potential customers may choose not to purchase IT automation software from a third-party provider due to concerns about security, reliability, vendor stability and viability, cost or system compatibility. It is possible that our products may never achieve broad market acceptance. We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the IT automation software market. If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

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

The market for our technology is relatively new and therefore subject to rapid and significant change and we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors, including hardware manufacturers, may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small privately-held companies.

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

In order to recognize the fees generated under our license agreements as revenue, we must demonstrate that the license arrangement satisfies the criteria for revenue recognition including persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If we are unable to satisfy the criteria for revenue recognition, our operating results may suffer or may fluctuate significantly from period to period. In addition, the timing of our recognition of revenue will depend upon the mix of revenue that is recognized in connection with multi-year licenses under the residual method or ratably pursuant to the American Institute of Certified Public Accountants (AICPA) SOP 97-2 and SOP 98-9, under the percentage of completion or completed contract method of accounting, pursuant to SOP 81-1. In addition, if we are not able to maintain VSOE of fair value for maintenance and services for all product lines in the future, we could be required, in certain circumstances, to recognize license, maintenance and professional services revenues ratably over the maintenance period or defer all revenue recognition until professional services are delivered. Our revenue recognition requirement, and accordingly the length of time between execution of a sales contract and recognition of revenue, varies among our three primary products. As a result, the mix of sales of particular products will impact our recognition of revenues from these sales in future quarters.

Our sales in any quarter depend on a small number of relatively large transactions

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in subsequent quarters, are especially subject to fluctuation, because they normally depend on the completion of a small number of relatively large license transactions. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss or delay of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period.

Sales of our products generally involve lengthy sales cycles, which may cause our financial results to suffer.

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

•       the limited experience and customer references we have from operating as a software company;

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

From time to time we may make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2005, we acquired Rendition Networks, a network device automation company located in Redmond, Washington. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize anticipated benefits from acquisitions if we are unable to do the following:

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

Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Other challenges of integration include our ability to incorporate acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture, and our ability to sell the acquired products through our existing or acquired sales channels. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements.

Future acquisitions by us may result in entering into markets or acquiring technologies in areas in which we have little experience. Future acquisitions also may result in customer dissatisfaction, new competitors, performance problems with an acquired company and its technology, dilutive issuances of equity securities, the use of a substantial portion of our cash and investment balances, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Any of the foregoing and other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

Our business is subject to changing regulation that has increased both our costs and the risk of noncompliance.

Our business, results of operations or financial condition could be adversely affected if laws, regulations or standards relating to us are implemented or changed.

In particular, we are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002.

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

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. During our 2006 fiscal year, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage, and we intend to continue to increase our sales force during fiscal 2007. Our new sales personnel will require extensive training and time to become productive, and there is no guarantee that they will produce at the levels that we anticipate. In addition, competition for these individuals is intense, and we may not be able to hire and retain the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

Changes in the accounting treatment of stock options will significantly impact our results of operations and could negatively impact our ability to attract and retain employees.

Changes in the accounting treatment for stock options will require us to account for employee stock options as compensation expense on our financial statements commencing February 1, 2006. We are currently evaluating option valuation methodologies and assumptions permitted by the FASB for purposes of implementing the change in accounting treatment. This change will significantly impact our reported results of operations and our timing to achieve profitability.

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

If we are unable to manage rapid growth and change, our operating results could be adversely affected.

We have, in the past, experienced significant growth and we believe this growth may continue. To successfully manage past growth and any future growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, finance, legal, marketing, sales and operations organizations. Any failure by us to properly manage growth could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

In particular, we plan to increase our international sales force and operations over the long term. Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. In addition, our international business activities are subject to a variety of risks, including the adoption of or changes in laws, currency fluctuations and political and economic conditions that could restrict or eliminate our ability to conduct business in foreign jurisdictions.

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

If we are forced to take any of the foregoing actions, our business and financial condition may be seriously harmed. In addition, the occurrence of any of these conditions could have the effect of increasing our costs and reducing our revenue. Our insurance for potential claims of this type may not be adequate or available to indemnify us for all liability that may be imposed.

We use a limited amount of what we believe to be open source software in our products and may use more of this software in the future. As a result, we could be subject to suits by third parties claiming ownership of what we believe to be open source software or we could be found to be non-compliant with the terms and conditions of the open source licenses that we use. Any non-compliance could result in litigation or loss of the right to use this software. In addition, potential customers may delay or decline a purchase of technology involving open source software, and open source license terms may result in unanticipated obligations for us or our customers.

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

•       damage to our reputation; or

•       liability claims and loss of future revenue.

Although our agreements with customers generally contain provisions designed to limit our exposure to potential liability claims, these provisions may not be effective to the extent warranty exclusions or similar limitations of liability are unenforceable. In addition, the extent of these limitations may require negotiation. If any claim is made against us, we may be required to expend significant cash resources in defense and settlement of the claim.

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

Our business will suffer if we are unable to hire and retain highly qualified employees.

Our future success depends on our ability to hire and retain highly qualified technical, sales and managerial personnel. Our failure to hire and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

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

•       actual or anticipated variations in our quarter-to-quarter operating results;

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

As of April 1, 2006, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 25% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Sunnyvale, California, where we rent approximately 75,000 square feet under a lease expiring in 2010, of which we sublease approximately 25,000 square feet to EDS through August 2006. As a result of past acquisitions we also occupy a facility in Cary, North Carolina, consisting of approximately 13,000 square feet under a lease that terminates in May 2007 and a facility in Redmond, Washington, consisting of approximately 12,000 square feet under a lease that terminates May 1, 2011. In addition, we have a number of operating leases for field sales offices in various locations worldwide. We believe that our facilities are adequate to meet current requirements.

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

Fiscal year ended January 31, 2005:	High	Low
First Quarter	$9.47	$6.56
Second Quarter	8.65	5.59
Third Quarter	6.61	4.82
Fourth Quarter	7.45	5.41

Fiscal year ended January 31, 2006:	High	Low
First Quarter	$6.07	$4.22
Second Quarter	6.00	3.90
Third Quarter	5.51	4.17
Fourth Quarter	7.55	4.91

We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 1, 2006, there were approximately 581 stockholders of record of our common stock. Because many brokers and other institutions hold stock on behalf of our stockholders, the total number of beneficial holders of our common stock is greater than that represented by these record holders.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.”

Prior to August 2002 (fiscal year ending January 31, 2003), we primarily provided managed internet services, which we referred to as our Managed Services Business. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, the historical financial information relating to the periods prior to August 15, 2002 is not related to our current software business and is not indicative of future actual results from our current software business.

In addition, we acquired Rendition Networks in February 2005 and Tangram Enterprise Solutions in February 2004, each of which was accounted for as a purchase transaction. Accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition.

	Year Ended January 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$61,077	$37,792	$18,050	$37,703	$56,012
Restructuring costs (recoveries), net	(18)	(1,085)	1,028	19,682	31,471
Amortization (reversal) of deferred stock compensation	1,282	(131)	606	(14,303)	42,666
Total costs and expenses	78,732	49,718	32,277	99,008	263,346
Loss from operations	(17,655)	(11,926)	(14,227)	(61,305)	(207,334)
Gain from retirement of senior discount notes	—	—	—	8,736	—
Gain (loss) on sale of assets and liabilities related to Managed Services Business	(69)	4,165	1,252	50,660	—
Net loss	$(14,751)	$(7,246)	$(8,409)	$(3,247)	$(210,675)
Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.11)	$(0.05)	$(3.45)

Certain reclassifications have been made to prior fiscal year amounts in order to conform to the current fiscal year presentation.

	As of January 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$104,194	$121,355	$58,116	$66,983	$115,638
Working capital	83,199	101,204	39,882	43,378	56,291
Total assets	169,752	143,591	70,807	75,879	174,297
Long-term obligations and senior discount notes, net of current portion	74	—	—	23	56,657
Accrued restructuring costs, net of current portion	1,190	1,466	2,154	7,840	7,363
Stockholders’ equity	123,538	116,662	47,225	46,138	57,476

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the financial statements and the related notes included in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, including those described in Item 1A “Risk Factors”. Our actual results may differ materially from those projected in the forward-looking statements as a result of these risks and uncertainties. See also “Cautionary Statement Regarding Forward-Looking Statements.” The financial statement data contained herein reflects our results as they existed for the periods presented.

Overview

We are a provider of IT automation software for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of IT operations. Our software automates IT operations across servers, software, applications and network devices and discover and track assets across the IT environment. Our software automation suite includes the Opsware Server Automation System (OSAS), the Opsware Network Automation System (ONAS) and the Opsware Asset Management System (OAMS). OSAS automates key server, software and application operations across geographically disparate locations and heterogeneous IT environments. ONAS automates network device operations for data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets. Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, applications and network devices.

We derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and, to a lesser extent, through indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We intend to increase our sales efforts through indirect channels in the future, in part due to our new distribution agreement with Cisco Systems that is discussed below. We also derive revenue from sales of items that are complementary to our software automation suite, including annual support and maintenance agreements, professional services, training and subscription-based products.

Our fiscal year ends on January 31. References to fiscal 2006, for example, refer to the fiscal year ended January 31, 2006.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results should not be unduly relied upon as indications of future performance, growth or financial results. Additionally, historical trends may not be indicative of future growth or financial results.

Strategic Relationship with Cisco

In February 2006, we entered into a worldwide distribution agreement with Cisco Systems to distribute our ONAS product under the Cisco Systems brand name. This agreement represents a significant expansion of our sales channel and market reach and provides additional sales opportunities for other products in our software automation suite, including our OSAS product. We do not expect to recognize significant revenue under this agreement during fiscal 2007, but expect that this agreement will contribute meaningfully to our fiscal 2008 revenue. The three year term of this agreement will commence in May 2006 and renew automatically thereafter for one year terms, although it may be terminated earlier in certain circumstances. There can be no assurance that we will realize the benefits anticipated by this agreement.

Relationship with EDS

In August 2002, we sold our Managed Services Business to EDS for a total purchase price of $63.5 million in cash and entered into a separate agreement with EDS pursuant to which we granted EDS a license to use our software products. Under this license agreement, EDS agreed to pay us a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years.

In August 2004, EDS agreed to extend the term of the agreement through March 2008 and committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the initial $52.0 million commitment. Pursuant to this amendment, (1) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (2) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (3) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (4) we agreed to provide certain third-party equipment and software for EDS’ use in connection with our software products, and (5) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized ratably or, if earlier, when monthly payments become due over the extended term of the amended agreement.

For the fiscal years 2006, 2005, and 2004, net revenues from our license and maintenance agreement with EDS were 35%, 54%, and 83%, respectively. Although the percentage of our net revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Previous Acquisitions

In February 2005, we completed our acquisition of Rendition Networks, a provider of network device automation software located in Redmond, Washington. In this acquisition, we acquired our ONAS product. The transaction was valued at approximately $34.3 million, which included 2.53 million shares of our common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $0.7 million of direct acquisition costs. See Note 4, “Acquisitions” in the notes to the consolidated financial statements for a further description of this transaction.

In February 2004, we completed our acquisition of Tangram Enterprise Solutions to extend our product offerings and technology capabilities, expand our customer base and increase research and development opportunities. The purchase price of the acquisition was $11.5 million, consisting of $10.0 million of our common stock, or approximately 1.1 million shares, and approximately $1.5 million of direct acquisition costs.

Results of Operations

The following table sets forth consolidated statement of operations data for the years ended January 31, 2006, 2005 and 2004. The results for any one period are not necessarily indicative of results for any future period.

	Year Ended January 31,
	2006	2005	2004
	(in thousands)
Consolidated Statement of Operations Data:
Net revenue:
License revenue	$43,138	$26,699	$13,682
Services revenue	17,939	11,093	4,368
Net revenue	61,077	37,792	18,050
Cost and expenses:
Cost of license revenue	1,185	4,439	121
Cost of services revenue*	13,036	8,183	4,465
Amortization of developed technology	1,640	675	—
Research and development*	22,043	14,323	8,712
Sales and marketing*	24,795	15,015	9,293
General and administrative*	12,277	7,092	8,052
In-process research and development charges	1,190	610	—
Restructuring costs (recoveries), net	(18)	(1,085)	1,028
Amortization of other acquisition related intangibles	1,302	597	—
Amortization (reversal) of deferred stock compensation	1,282	(131)	606
Total cost and expenses	78,732	49,718	32,277
Loss from operations	(17,655)	(11,926)	(14,227)
Gain (loss) on sale of assets and liabilities from Managed Services Business	(69)	4,165	1,252
Interest and other income	3,292	905	3,661
Interest and other expense	(126)	(2)	(530)
Loss before income taxes	(14,558)	(6,858)	(9,844)
Provision (benefit) for income taxes	193	388	(1,435)
Net loss	$(14,751)	$(7,246)	$(8,409)

* Excludes amortization (reversal) of deferred stock compensation of the following(1):
Cost of services revenue	$8	$(177)	$227
Research and development	1,106	15	224
Sales and marketing	107	4	167
General and administrative	61	27	(12)
Total amortization (reversal) of deferred stock compensation	$1,282	$(131)	$606

(1)          Given the non-cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

Net Revenue

License revenue.   License revenue consists of fees for term or perpetual licenses. License revenue increased to $43.1 million in fiscal 2006 from $26.7 million in fiscal 2005. The increase was primarily due to the following factors: greater market acceptance of our products, an increase in our customer base, increased sales to existing customers, sales of our ONAS product following our acquisition of Rendition

Networks in February 2005 and the establishment of VSOE of fair value for maintenance, which allowed us to recognize revenue using the residual method. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy. License revenue from customers other than EDS increased approximately 148% during fiscal 2006 as compared to fiscal 2005.

License revenue increased to $26.7 million in fiscal 2005 from $13.7 million in fiscal 2004. The increase was due to an increase in our customer base as well as an increase in revenue from EDS that resulted from increased minimum monthly fees under the amended license and maintenance agreement.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal period may not be based on, and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue.   Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased to $17.9 million in fiscal 2006 from $11.1 million in fiscal 2005. The increase was primarily due to the growth of our installed customer base, the renewal of support and maintenance contracts and an increase in professional services. Services revenue increased to $11.1 million in fiscal 2005 from $4.4 million in fiscal 2004. The increase was due to increased maintenance revenue as our customer base increased as well as an increase in maintenance revenue from EDS as the minimum monthly fees under the amended agreement with EDS increased.

Costs and Expenses

Cost of license revenue.   Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Year Ended January 31,
	2006	2005	2004
	($ in thousands)
Cost of license revenue	$1,185	$4,439	$121
Percentage of total license revenues	3%	17%	1%

The decrease in fiscal 2006 in absolute dollars and as a percentage of license revenue in comparison to the prior year was primarily due to a $4.0 million one-time payment made to EDS in fiscal 2005, pursuant to the terms of our amended license agreement effective August 2004, to fund EDS’ purchase of equipment required to support the deployment of our software products in its facilities.

The increase in fiscal 2005 in absolute dollars and as a percentage of license revenue in comparison to the prior year was primarily due to the $4.0 million payment to EDS in fiscal 2005, as well as additional royalties due to increased sales.

Cost of services revenue.   Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide implementation, maintenance support, training and consulting services to our customers, fees for outside consulting services, facility costs, travel expenses and depreciation and amortization of capitalized equipment.

	Year Ended January 31,
	2006	2005	2004
	($ in thousands)
Cost of service revenue	$13,036	$8,183	$4,465
Percentage of total service revenues	73%	74%	102%

The increase from fiscal 2005 to fiscal 2006 in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in services-related headcount from 42 on January 31,

2005 to 72 on January 31, 2006, which resulted from additional hiring, and increased outsourced contractor fees, each to fulfill service obligations as a result of the increase in our customer base.

The increase from fiscal 2004 to fiscal 2005 in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 19 on January 31, 2004 to 42 on January 31, 2005, including the effect of the Tangram acquisition as well as additional hiring necessary to meet the current needs of our business, and increased outsourced contractor fees to fulfill service obligations as a result of the increase in our customer base. The decrease as a percentage of services revenue was primarily due to a greater increase in revenue relative to expenses during fiscal 2004.

Amortization of developed technology.   As a result of the acquisition of Rendition, we began amortizing purchased developed technology beginning in the first quarter of fiscal 2006. The value assigned to developed technology was approximately $3.7 million, which is being amortized on a straight-line basis over a four-year estimated life at a rate of approximately $233,000 per quarter. As a result of the acquisition of Tangram, we began amortizing purchased developed technology beginning in the first quarter of fiscal 2005. The value assigned to this developed technology was approximately $2.9 million, which is being amortized on a straight-line basis over a four-year estimated life at a rate of approximately $179,000 per quarter.

Research and development.   Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and depreciation and amortization of purchased equipment and software.

	Year Ended January 31,
	2006	2005	2004
	($ in thousands)
Research and development	$22,043	$14,323	$8,712
Percentage of total net revenues	36%	38%	48%

The increase from fiscal 2005 to fiscal 2006 in absolute dollars was primarily due to increased salaries and related personnel expenses resulting from an increase in headcount from 90 on January 31, 2005 to 130 on January 31, 2006, which includes 19 employees assumed in connection with our Rendition acquisition as well as additional hiring necessary to meet the current needs of our business, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during fiscal 2006.

The increase from fiscal 2004 to fiscal 2005 in absolute dollars was primarily due to increased salaries and related personnel expenses due to an increase in headcount from 46 on January 31, 2004 to 90 on January 31, 2005, which includes the effect of the Tangram acquisition as well as additional hiring necessary to meet the needs of our business, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during fiscal 2005.

Sales and marketing.   Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs.

	Year Ended January 31,
	2006	2005	2004
	($ in thousands)
Sales and marketing	$24,795	$15,015	$9,293
Percentage of total net revenues	41%	40%	51%

The increase from fiscal 2005 to fiscal 2006 in absolute dollars was primarily due to increased salaries, commissions, and related personnel expenses, and to a lesser extent, increases in advertising and promotional activities. Our sales and marketing department headcount increased from 54 on January 31, 2005 to 92 on January 31, 2006, to meet the current needs of our business.

The increase from fiscal 2004 to fiscal 2005 in absolute dollars was primarily due to the same factors attributable to the growth in fiscal 2006. Our sales and marketing department headcount increased from 27 on January 31, 2004 to 54 on January 31, 2005. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses reported in fiscal 2005.

General and administrative.   General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services, non-cash compensation charges (recovery) for the cancellation and modification of executive stock option awards and facility costs.

	Year Ended January 31,
	2006	2005	2004
	($ in thousands)
General and administrative	$12,277	$7,092	$8,052
Percentage of total net revenues	20%	19%	45%

The increase from fiscal 2005 to fiscal 2006 in absolute dollars was primarily due to increased salaries and related personnel expenses and increased costs incurred related to Sarbanes-Oxley compliance. General and administrative headcount increased from 27 on January 31, 2005 to 42 on January 31, 2006, to meet the current needs of our business. The increase as a percentage of total net revenues from fiscal 2005 to fiscal 2006 was due in part to a non-cash compensation charge (recovery) related to equity awards, which resulted in a benefit of 2% of net revenues in fiscal 2005 and an expense equal to 1% of net revenues in fiscal 2006. Other general and administrative expenses decreased from 21% of net revenues in fiscal 2005 to 19% of net revenues in fiscal 2006.

The decrease from fiscal 2004 to fiscal 2005 in absolute dollars and as a percentage of net revenue was primarily due to a non-cash compensation charge (recovery) related to the revaluation of variable stock option awards and modification of stock option awards. This was offset by increased salaries and related personnel expenses due to an increase in headcount from 19 on January 31, 2004 to 27 on January 31, 2005, which increase resulted from additional hiring necessary to meet the current needs of our business, and increased costs incurred related to Sarbanes-Oxley compliance.

In-process research and development charges.   We expensed $1.2 million in fiscal 2006 and $610,000 in fiscal 2005 of in-process research and development (IPR&D) acquired in the purchase of Rendition Networks and Tangram Enterprise Solutions, respectively. Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition. Accordingly, these IPR&D amounts were expensed on the respective acquisition date of each of the acquired companies.

Restructuring costs (recoveries), net.   In fiscal 2003 we announced a restructuring program in connection with the sale of our Managed Services Business to EDS. During fiscal 2004, we recorded adjustments of $987,000 to the original restructuring charge for a decrease in estimated sublease income, a recovery of property and equipment, and changes in the fair value of remaining lease payment obligations. During fiscal 2005, we amended our agreement with our subtenant with respect to our facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was increased, resulting in additional probable future sublease payments. As a result, we revised our estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of our restructuring liability, resulting in a reduction to the recorded restructuring liability and a restructuring recovery of approximately $436,000. In addition, we recorded a recovery for sublease payments received of approximately $313,000, and a recovery due to the settlement of a sublease agreement of approximately $190,000. The sublease payments were not included in the calculation of the restructuring charge due to the uncertainty of the financial condition of the subtenant. In January 2005, we recorded a recovery of approximately $146,000 for property taxes, due to a change in estimate of future property tax payments as property values have decreased. For a further discussion of our restructuring activities, please see Note 7, “Restructuring Costs,” in the accompanying Notes to the Consolidated Financial Statements.

Amortization of other acquisition related intangibles.   As a result of the acquisition of Rendition, we began amortizing customer relationships through operating expenses beginning in the first quarter of fiscal 2006. The value assigned to Rendition customer relationships was $2.7 million, which is being amortized on a straight-line basis over an estimated four-year life at a rate of approximately $169,000 per quarter. As a result of the acquisition of Tangram, we began amortizing customer relationships through operating expenses beginning in the first quarter of fiscal 2005. The value assigned to Tangram customer relationships was $2.5 million, which is being amortized on a straight-line basis over an estimated four-year life at a rate of approximately $158,000 per quarter.

Amortization (reversal) of deferred stock compensation, net.   Stock-based compensation expense (recovery) was $1.3 million in fiscal 2006 compared to $(131,000) in fiscal 2005 and $606,000 in fiscal 2004. The expense in fiscal 2006 was primarily due to the amortization of deferred stock compensation related to the acquisition of Rendition. The expense in fiscal 2005 and 2004 was primarily a result of equity awards to employees and amortized deferred stock compensation due to our acquisition of Tangram. The expense in fiscal 2005 included a reversal of $234,000 of stock-based compensation expense upon the termination of employees because they had not vested in the underlying option shares giving rise to the expense. As a result, the difference between the expense recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees.

In accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), when we have granted stock options to employees and directors, we did not record compensation expense in past fiscal years. Rather, we elected to continue to recognize stock-based compensation expense under Accounting Principles Board Opinion No. 25 (“APB 25”) and provide pro forma disclosures of the impact on our operating results as if we had accounted for stock-based compensation under SFAS 123. See Note 1, “Summary of the Company and Significant Accounting Policies,” in the notes to the consolidated financial statements for a description of our policy with respect to our accounting treatment for stock-based compensation in past fiscal years pursuant to SFAS 123 and APB 25. However, effective for our fiscal quarter beginning February 1, 2006, we will recognize compensation expense for equity awards to employees in accordance with SFAS No. 123R, “Share-Based Payment.” For a further discussion of SFAS 123R, please see “Recent Accounting Pronouncements,” in Item 7 of this Annual Report on Form 10-K.

Gain on sale of assets and liabilities from Managed Services.   In May 2004, we entered into a settlement with Qwest following arbitration of Qwest’s claim that we breached agreements that we entered into with them in fiscal 2002. Prior to this settlement, we accrued a liability related to our Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations in fiscal 2005.

Interest and other income (expense), net.   Interest and other income (expense), net increased to income of $3.2 million in fiscal 2006 from income of approximately $900,000 in fiscal 2005, primarily due to an increase in interest income during fiscal 2006 as a result of the $61.8 million net proceeds from the sale of our common stock in December 2004. Interest and other income (expense), net decreased to income of approximately $900,000 in fiscal 2005 from income of $3.1 million in fiscal 2004. The interest and other income in fiscal 2004 was primarily due to proceeds received in the prior year from a settlement with a former Managed Services Business customer of approximately $2.4 million and the recovery of $850,000 in connection with the resolution of certain liabilities related to the Managed Services Business, offset by our obligation to EDS for certain items of equipment retained by us pursuant to our asset purchase agreement with EDS.

Provision for income taxes.   During fiscal 2006, we recorded a state tax provision of $64,000 and paid foreign withholding taxes of $129,000. During fiscal 2005, we recorded an income tax provision of $356,000 for foreign withholding taxes paid in connection with the sale of a software license to one of our customers, and a state tax provision of $32,000. In fiscal 2004 the taxing authorities concluded a foreign jurisdictional tax examination covering the Managed Services Business sale that resulted in the reversal of an income tax provision of $1.5 million.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of January 31, 2006, we had approximately $104.2 million in cash, cash equivalents and restricted cash. On December 15, 2004, we received approximately $61.8 million in net proceeds from the sale of 10 million shares of our common stock.

Operating Activities

Net cash used in operating activities for fiscal 2006 of $2.7 million was primarily the result of our net operating loss of $14.8 million, an increase in accounts receivable of $12.8 million, an increase in prepaid expenses, other current assets and other assets of $3.1 million, offset by a net increase in advances from customers and deferred revenue of $12.4 million, and an increase in accrued compensation of $4.6 million.

Net cash used in operating activities for fiscal 2005 of $1.0 million was primarily the result of our net operating loss of $7.2 million (including the $4.0 million one-time payment related to our amended license and maintenance agreement with EDS and a $2.0 million payment to settle the Qwest litigation), $933,000 decrease in our accrued restructuring liability in connection with an amendment to our leased facilities, and $521,000 increase in accounts receivable, offset by a $10.8 million net increase in deferred revenue and advances from customers and $3.8 million of depreciation and amortization expense.

Net cash used in operating activities for fiscal 2004 of $13.8 million was primarily the result of our net operating losses of $8.4 million, a decrease in accrued liabilities of $4.2 million as we paid the remaining liabilities associated with our Managed Services Business and the payments in connection with the amendments to our leased facilities of $11.7 million, offset by depreciation and amortization of $2.8 million, non-cash equity charges of $2.7 million and an increase in deferred revenue and advances from customers of $7.6 million.

Investing Activities

Net cash used in investing activities for fiscal 2006 of $16.8 million consisted of the cash paid to acquire Rendition Networks and related acquisition costs and $2.3 million of capital equipment purchases.

Net cash used in investing activities for fiscal 2005 of $2.8 million consisted of purchases primarily of capital equipment and net direct acquisition costs paid related to the acquisition of Tangram net of the cash acquired through the acquisition.

Net cash used in investing activities for fiscal 2004 of $375,000 consisted of capital equipment purchases and acquisition costs related to the acquisition of both Tangram and Rendition Networks, offset by a reduction in restricted cash due to releases of our letters of credits on certain facilities.

Financing Activities

Net cash provided by financing activities for fiscal 2006 of $2.8 million was primarily attributable to proceeds received from the exercises of stock options.

Net cash provided by financing activities for fiscal 2005 of $67.3 million was primarily attributable to net proceeds received from the issuance of 10 million shares of common stock as well as proceeds received from the exercise of stock options.

Net cash provided by financing activities for fiscal 2004 of $6.2 million was primarily attributable to proceeds received from the issuance of common stock in connection with the exercise of employee stock options.

Commitments

As of January 31, 2006, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at January 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less			Greater
		than	1-3	4-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital leases	$143	$36	$72	$35	$—
Operating leases, net of subleases	10,990	2,775	4,779	3,394	42
Total contractual cash obligations	$11,133	$2,811	$4,851	$3,429	$42

We do not have any other off balance sheet arrangements or contractual obligations.

We believe that our current cash balances, including cash and cash equivalents and cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses or shortfalls in revenue. To the extent that existing cash and cash equivalents balances and any cashflows from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.

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

Revenue Recognition.   We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), EITF 00-21, Revenue Arrangements with Multiple Deliverables and Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier than when payments become contractually due. If collectibility is not considered probable, revenue is recognized when the fee is collected. No customer has a right of return privilege.

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements, which is specific to us. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions.

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

We recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless we are aware that a reseller does not have a purchase order or other contractual agreement to purchase the software from an end user. In connection with sales to resellers, there is no right of return.

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

Goodwill as of January 31, 2006 was $27.7 million, which includes $24.1 million from our acquisition of Rendition Networks, which occurred on February 3, 2005. As a result, if we are required to record a goodwill impairment charge in the future, any such charge may have a material impact on our results of operations for that reporting period.

Restructuring Costs.   During fiscal 2003 and 2002, we restructured our business under plans approved by the Board of Directors by reducing our headcount, consolidating our facilities and disposing of excess and obsolete property and equipment. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments for severed employees and lease payments related to property abandoned as a result of our facilities consolidation, net of estimated sublease income. As of January 31, 2006, all other restructuring liabilities have been paid out and only the lease obligations remain in the accrued restructuring balance. Our estimates include the review of the financial condition of our existing sublessees as well as the state of the regional real estate markets. Each reporting period, we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes in market conditions and our business, the ultimate restructuring expenses could vary by material amounts, and result in additional expenses or the recovery of amounts previously recorded.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. SFAS 123R will be effective for our fiscal quarter beginning February 1, 2006, and we will recognize stock-based compensation expense using the Modified Prospective application method. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards granted prior to February 1, 2006 which are modified, repurchased, or cancelled after the effective date. Compensation cost for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. We have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures permitted under SFAS 123, as the full impact is dependent upon future uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated stock option forfeitures and employee stock option exercise behavior. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our reported financial results.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Opsware Inc.

We have audited the accompanying consolidated balance sheets of Opsware Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opsware Inc. at January 31, 2006 and 2005, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Opsware Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
April 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Opsware Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Opsware Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opsware Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Opsware Inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Opsware Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements and schedule of Opsware Inc. and our report dated April 12, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
April 12, 2006

OPSWARE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	As of January 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$101,898	$118,615
Accounts receivable, net of allowance for doubtful accounts of $219 and $125 at January 31, 2006 and 2005, respectively	17,867	3,895
Prepaids and other current assets	6,546	3,506
Total current assets	126,311	126,016
Property and equipment, net	3,944	4,113
Restricted cash	2,296	2,740
Prepaid rent	1,540	2,185
Other assets	380	818
Intangible assets, net	7,613	4,125
Goodwill	27,668	3,594
Total assets	$169,752	$143,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,217	$882
Accrued compensation	6,895	2,053
Accrued data center facilities costs	328	328
Other accrued liabilities	4,166	2,621
Advances from customers	721	8,855
Deferred revenue, current portion	29,473	9,840
Accrued restructuring costs, current portion	298	233
Capital lease obligations, current portion	14	—
Total current liabilities	43,112	24,812
Capital Lease, net of current portion	74	—
Deferred revenue, net of current portion	1,838	651
Accrued restructuring costs, net of current portion	1,190	1,466
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000 shares authorized at January 31, 2006 and 2005, no shares issued or outstandin	—	—
Common stock, $0.001 par value, 200,000 shares authorized at January 31, 2006 and 2005; 99,596 and 95,254 shares issued and outstanding at January 31, 2006 and 2005, respectively	100	95
Additional paid-in capital	609,455	585,204
Notes receivable from stockholders	—	(1)
Deferred stock compensation	(2,606)	(106)
Accumulated deficit	(483,270)	(468,519)
Accumulated other comprehensive loss	(141)	(11)
Total stockholders’ equity	123,538	116,662
Total liabilities and stockholders’ equity	$169,752	$143,591

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2006	2005	2004
Net revenue:
License revenue	$43,138	$26,699	$13,682
Services revenue	17,939	11,093	4,368
Net revenue	61,077	37,792	18,050
Cost and expenses:
Cost of license revenue	1,185	4,439	121
Cost of services revenue*	13,036	8,183	4,465
Amortization of developed technology	1,640	675	—
Research and development*	22,043	14,323	8,712
Sales and marketing*	24,795	15,015	9,293
General and administrative*	12,277	7,092	8,052
In-process research and development charges	1,190	610	—
Restructuring costs (recoveries), net	(18)	(1,085)	1,028
Amortization of other acquisition related intangibles	1,302	597	—
Amortization (reversal) of deferred stock compensation, net	1,282	(131)	606
Total cost and expenses	78,732	49,718	32,277
Loss from operations	(17,655)	(11,926)	(14,227)
Gain (loss) on sale of assets and liabilities from Managed Services Business	(69)	4,165	1,252
Interest and other income	3,292	905	3,661
Interest and other expense	(126)	(2)	(530)
Loss before income taxes	(14,558)	(6,858)	(9,844)
Provision (benefit) for income	193	388	(1,435)
Net loss	$(14,751)	$(7,246)	$(8,409)
Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.11)
Shares used in computing basic and diluted net loss per share	98,115	84,733	78,617

* Excludes amortization (reversal) of deferred stock compensation of the following (1):
Cost of services revenue	$8	$(177)	$227
Research and development	1,106	15	224
Sales and marketing	107	4	167
General and administrative	61	27	(12)
Total amortization (reversal) of deferred stock compensation, net	$1,282	$(131)	$606

(1)          Given the non cash nature of the expense, we believe presenting amortization (reversal) of deferred stock compensation in a separate line item more accurately reflects the results of our individual operating expense categories.

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Notes Receivable from	Deferred Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Equity
Balance at January 31, 2003	78,611	79	500,976	(793)	(1,665)	(452,863)	404	46,138
Exercise of stock options by employees, net of repurchases	2,326	3	5,299	42				5,344
Issuance of common stock in connection with the Employee Stock Purchase Program	447	—	465					465
Repayment of note receivable				423				423
Amortization of deferred stock compensation					1,425			1,425
Reversal of deferred compensation based on straight line vs. graded			(819)					(819)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees			(130)		130			—
Impact of variable accounting related to replacement stock option	—		2,160			—		2,160
Issuance of restricted stock option award	105		588		(352)			236
Stock option modifications			292					292
Exercise of stock warrant	48		373					373
Repurchase of common stock	—		(2)			(1)		(3)
Components of comprehensive loss
Net loss						(8,409)		(8,409)
Translation adjustment							(400)	(400)
Total comprehensive loss							—	(8,809)
Balance at January 31, 2004	81,537	82	509,202	(328)	(462)	(461,273)	4	47,225
Exercise of stock options by employees, net of repurchases	1,903	2	4,136	13				4,151
Issuance of common stock in connection with the Employee Stock Purchase Program	713	—	1,080					1,080
Secondary offering of common stock in December 2004 (less issuance costs of $2,200)	10,000	10	61,791					61,801
Repayment of note receivable				314				314
Charge for accelerated vesting of options to terminated employees			3					3
Amortization of deferred stock compensation					103			103
Reversal of deferred compensation based on straight line vs. graded			(234)					(234)
Common Stock issued in connection with Tangram acquisition	1,121	1	10,000					10,001
Reversal related to unamortized portion of deferred stock compensation related to terminated employees			(7)		7			—
Impact of variable accounting related to replacement stock option			(730)					(730)
Issuance of restricted stock option award					246			246
Repurchase of common stock	(17)		(14)					(14)
Retirement of common stock	(3)		(23)					(23)
Components of comprehensive loss								—
Net loss						(7,246)		(7,246)
Translation adjustment							(15)	(15)
Total comprehensive loss								(7,261)
Balance at January 31, 2005	95,254	95	585,204	(1)	(106)	(468,519)	(11)	116,662

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Common Stock		Additional Paid-In	Notes Receivable from	Deferred Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Equity
Balance at January 31, 2005	95,254	$95	$585,204	$(1)	$(106)	$(468,519)	$(11)	$116,662
Exercise of stock options by employees, net of repurchases	886	1	1,050	—	—	—	—	1,051
Issuance of common stock in connection with the Employee Stock Purchase Program	524	1	1,538	—	—	—	—	1,539
Repayment of notes receivable	—	—	(1)	1	—	—	—	—
Charge for accelerated vesting of options to terminated employees	—	—	12	—	—	—	—	12
Amortization of deferred stock compensation	—	—		—	1,320	—	—	1,320
Reversal of deferred compensation based on straight line vs. graded	—	—	(40)	—	—	—	—	(40)
Common Stock issued in connection with Rendition acquisition	2,532	3	18,559	—	—	—	—	18,562
Deferred Compensation related to Rendition acquisition	—	—	—	—	(1,505)	—	—	(1,505)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	(74)	—	74	—	—	—
Impact of variable accounting related to replacement stock option	—	—	395	—	—	—	—	395
Issuance of restricted stock option award	400		2,812		(2,389)	—	—	423
Components of comprehensive loss
Net loss	—	—	—	—	—	(14,751)	—	(14,751)
Translation adjustment	—	—	—	—	—	—	(130)	(130)
Total comprehensive loss	—	—	—	—	—	—	—	(14,881)
Balance at January 31, 2006	99,596	$100	$609,455	$—	$(2,606)	$(483,270)	$(141)	$123,538

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2006	2005	2004
Operating activities:
Net loss	$(14,751)	$(7,246)	$(8,409)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	2,666	2,577	2,791
Amortization of intangibles	2,942	1,272	—
Charge (benefit) related to stock-based compensation agreements	698	(496)	2,661
Amortization (reversal) of deferred stock compensation	1,282	(131)	606
Recovery on disposal of property and equipment	(4)	(6)	(152)
In-process research and development charges	1,190	610	—
Foreign Income taxes	—	—	(1,500)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,819)	(521)	(1,687)
Prepaid expenses, other current assets and other assets	(3,073)	195	(461)
Prepaid rent	645	816	(3,001)
Accounts payable	335	229	(163)
Accrued compensation	4,561	393	341
Accrued data center facilities costs	—	(6,522)	(993)
Other accrued liabilities	1,413	(107)	(4,196)
Advances from customers	(8,134)	4,620	1,696
Deferred revenue	20,579	4,208	5,918
Accrued restructuring costs	(211)	(933)	(7,219)
Net cash used in operating activities	(2,681)	(1,042)	(13,768)
Investing activities:
Purchases of property and equipment	(2,278)	(2,843)	(886)
Restricted cash	444	171	910
Proceeds from sale of assets	—	6	20
Direct acquisition costs paid	(14,984)	(1,123)	(419)
Cash acquired (overdraft) in acquisition of businesses	(22)	954	—
Net cash used in investing activities	(16,840)	(2,835)	(375)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	2,715	67,019	5,809
Receipt of (principal payments on) capital lease obligations	88	(23)	(43)
Proceeds from repayment of notes receivable	1	314	423
Repurchase of common stock, net	—	(23)	(3)
Net cash provided by financing activities	2,804	67,287	6,186
Net increase (decrease) in cash and cash equivalents	(16,717)	63,410	(7,957)
Cash and cash equivalents at beginning of period	118,615	55,205	63,162
Cash and cash equivalents at end of period	$101,898	$118,615	$55,205
Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$75	$7	$130
Equipment purchased under capital lease	98	—	—
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	—	13	42
Common stock issued in connection with the acquisition of Tangram	—	10,000	—
Common stock issued in connection with the acquisition of Rendition	18,562	—	—
Supplemental disclosures:
Cash paid for interest	$20	$—	$6
Cash paid for taxes	161	29	—

See accompanying notes.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware,” or “the Company,”), was incorporated on September 9, 1999 in the state of Delaware. The Company sells its IT automation software suite which includes the Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS) and Opsware Asset Management System (OAMS), to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. The Company refers to this business as its Software Business. The Company’s software products automate key network, server and software operations in data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, and reallocating servers, network devices and applications. The Company’s products work across geographically disparate locations and heterogeneous IT environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

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

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), EITF 00-21, Revenue Arrangements with Multiple Deliverables and Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). For each transaction, the Company determines whether evidence of an

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized  when the fee is collected. No customer has a right of return privilege.

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements, which is specific to the Company. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term license arrangements. The Company recognizes license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery of the software to the customer. The Company recognizes revenue under term licenses on a straight-line basis over the term of the arrangement once criteria for revenue recognition, as discussed above, have been met. If an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless it is aware that a reseller does not have a purchase order or other contractual agreement to purchase the software from an end user. In connection with sales to resellers, there is no right of return.

For all periods included in the Company’s consolidated financials statements, in the case of OAMS and ONAS software, the Company recognizes perpetual license revenue using the residual method after all elements other than maintenance have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For OSAS arrangements entered into prior to May 1, 2005, the date when the Company determined it had established VSOE of the fair value of maintenance and professional services for OSAS, the Company recognizes both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered. For OSAS arrangements entered into on or after May 1, 2005, the Company recognized revenue from perpetual licenses using the residual method. For term licenses, usually one year in duration, accompanied by PCS, the entire arrangement fee is recognized ratably over the longer of the term of the license or PCS.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates. There were no impairment charges recorded through January 31, 2006.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is not amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The Company operates as a single segment for reporting purposes. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the reporting period in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill at least annually. No goodwill impairment charges have been recorded through January 31, 2006.

Goodwill as of January 31, 2006 was $27.7 million, which includes $24.1 million from the Company’s acquisition of Rendition Networks, which occurred on February 3, 2005.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investment securities with a maturity date from the date of purchase of three months or less to be cash equivalents and investment securities with a maturity date from the date of purchase of more than three months, but less than twelve months, to be short-term investments.

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

For the fiscal year ended January 31, 2006, EDS accounted for 35% of the Company’s net revenues. For the fiscal year ended January 31, 2005, EDS and NTT Communications accounted for 54% and 11% of the Company’s net revenues, respectively. For the fiscal year ended January 31, 2004, EDS accounted for 83% of the Company’s net revenues. As of January 31, 2006, the General Electric Company and Royal Bank of Scotland accounted for 15% and 11% of the Company’s accounts receivable balance, respectively. EDS accounted for 53%, and 83% of the Company’s accounts receivable balance as of January 31, 2005, and January 31, 2004, respectively. Additions (credits) to the allowance for doubtful accounts were 131,000, 131,000, and (7,000) for the years ended January 31, 2006, 2005, and 2004, respectively. Deductions against the allowance were 37,000, 59,000, and 8,000 for the years ended January 21, 2006, 2005, and 2004, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities, approximate their fair values due to their short maturities.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and as a percentage of accounts receivable based on historical write-offs for the Company. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, its customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. If actual write-offs were greater than the Company’s estimates, it would increase its allowance for doubtful accounts, which would increase its bad debt expense.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company grants stock options and stock purchase rights for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. As permitted under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company accounts for stock option grants and stock purchase rights to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and, accordingly, recognizes no compensation expense for stock option grants or stock purchase rights with an exercise price equal to or greater than the fair value of the shares at the date of grant. If compensation expense for the Company’s stock-based compensation plans had been determined in accordance with SFAS 123, the Company’s net loss and net loss per share would have resulted in the pro forma GAAP amounts indicated below (in thousands, except per share amounts):

	Year Ended January 31,
	2006	2005	2004
As reported net loss	$(14,751)	$(7,246)	$(8,409)
Stock-based compensation expense (reversal) included in reported net loss	2,097	(615)	3,294
Total stock-based employee compenstation expense determined under the fair value based method for all awards	(14,033)	(10,251)	(7,700)
Pro forma net loss	$(26,687)	$(18,112)	$(12,815)
Earnings (loss) per share:
As reported net loss per share—basic and diluted	$(0.15)	$(0.09)	$(0.11)
Pro forma net loss per share—basic and diluted	$(0.27)	$(0.21)	$(0.16)

For purposes of this disclosure, the estimated fair value of the stock options and stock purchase rights is amortized to expense over the stock purchase rights and options’ vesting periods. The fair value of stock options is measured using an expected four year life and the fair value of employee stock purchase rights is measured using an expected two year life. The fair value of options granted and stock purchase rights during all periods was estimated at the date of the option grant using the Black-Scholes option pricing model with the following assumptions:

	Stock Awards			Employee Stock Purchase Plan
	Year Ended January 31,			Year Ended January 31,
	2006	2005	2004	2006	2005	2004
Risk-free interest yield	4.0%	3.6%	2.9%	3.5%	1.9%	1.8%
Expected life (years)	4.0	4.0	4.0	2.0	2.0	2.0
Volatility	73%	81%	96%	68%	112%	124%
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average fair value was $3.40, $4.47 and $3.00 per share, for stock options granted in the years ended January 31, 2006, 2005 and 2004, respectively. The weighted average fair value was $2.19,

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.69 and $1.05 per share, for stock purchase rights granted in the years ended January 31, 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two years for software, three years for computer and office equipment and five years for furniture and fixtures. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the asset’s estimated useful lives or remaining lease terms (typically three to five years).

Advertising Expenses

All advertising expenses are expensed as incurred. Advertising expenses were $239,000, $186,000, and $171,000 for the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

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

In some cases, the Company may provide warranties or indemnification with respect to its software products. Consistent with FIN 45, the Company will accrue for known warranty or indemnification claims if a loss is probable and can be reasonably estimated and will accrue for estimated but unidentified warranty or indemnification claims based on historical activity. To date, the Company has had no warranty claims. As a result, the Company has not recorded a warranty accrual. In addition, there has been no history of indemnification claims related to the Company’s software and the Company has not recorded an indemnification accrual.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from net income (loss) and is reported in the accompanying consolidated statement of stockholders’ equity.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award and recognized over the vesting period. SFAS 123R will be effective for the Company’s fiscal quarter beginning February 1, 2006, and the Company will recognize stock-based compensation expense using the Modified Prospective application method. Under the Modified Prospective method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Compensation cost already measured under SFAS 123 for the portion of awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining services are rendered. Although the Company has not yet determined the impact of the adoption of SFAS 123R on its consolidated financial statements it expects the adoption to have a significant adverse impact on its reported financial results.

2.   Cash and cash equivalents.

The following table summarizes the estimated fair value of financial instruments at the dates indicated (in thousands):

	Year Ended January 31,
	2006	2005
Cash and money market funds	$ 104,194	$ 121,355
Reported as:
Cash and equivalents	$ 101,898	$ 118,615
Restricted cash	2,296	2,740
	$ 104,194	$ 121,355

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and losses from the sale of financial instruments were not material for fiscal 2006 and 2005. See Note 5 for discussion on restricted cash.

3.   Property and Equipment

Property and equipment consist of the following (in thousands):

	Year Ended January 31,
	2006	2005
Computer and other related equipment	$ 8,358	$ 11,942
Office equipment, leasehold improvements, furniture and fixtures	10,417	9,742
Software	10,506	10,188
	29,281	31,872
Less accumulated depreciation and amortization	(25,337)	(27,759)
Property and equipment, net	$ 3,944	$ 4,113

Depreciation and amortization expense amounted to $2.7 million, $2.6 million, and $2.8 million for the years ended January 31, 2006, 2005, and 2004, respectively. As of January 31, 2006 and 2005 property and equipment under capital leases totaled $104,000 and $6,000 with related accumulated amortization of $23,000 and $5,000, respectively.

4.   Intangible Assets

Intangible assets consist of the following (in thousands):

	Year Ended January 31,
	2006	2005
Developed technology	$ 6,592	$ 2,862
Customer relationships	5,235	2,535
Less accumulated amortization	11,827	5,397
Intangible assets, net	(4,214)	(1,272)
	$ 7,613	$ 4,125

The aggregate estimated annual intangible amortization expense through January 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization
2007	2,957
2008	2,957
2009	1,685
2010	14
$ 7,613

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.   Acquisitions

Rendition Networks, Inc.

On February 3, 2005, the Company acquired Rendition Networks. This acquisition enables the Company to automate network infrastructure, which allows customers to manage multiple aspects of their IT infrastructure. The transaction was valued at approximately $34.3 million, which included 2.53 million shares of Company common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $0.7 million of direct acquisition costs. The transaction was accounted for using the purchase method. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.97 per share. Approximately $6.0 million of the cash paid to the Rendition Networks stockholders was withheld in escrow as security for the satisfaction of indemnification claims by the Company under the merger agreement. Approximately one-half of the escrowed amount was released to the Rendition Networks shareholders on February 3, 2006, less aggregate indemnifiable damages paid to the Company of approximately $318,000. Assuming no further indemnity claims are made, the remaining escrowed amount will be released to certain of the Rendition Networks stockholders following August 3, 2006.

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

A summary of the total purchase price is as follows (in thousands):

Common stock	$ 16,398
Assumption of Rendition vested options and unvested restricted stock	2,162
Cash consideration	14,831
Direct costs of the acquisition	704
Total purchase price	$ 34,095

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price has been allocated as follows (in thousands):

Accounts receivable, net	$ 1,153
Other current assets	78
Property and equipment, net	215
Amortizable intangible assets:
Customer Relationships	2,700
Developed Technology	3,730
In-Process Research and Development	1,190
Goodwill	24,074
Deferred stock compensation	1,505
Accounts payable	(22)
Other accrued liabilities	(287)
Deferred revenue	(241)
Total purchase price	$ 34,095

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired.

Purchased identified intangible assets

The Company is amortizing the intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $1.6 million for the year ended January 31, 2006. Total intangible assets subject to amortization are as follows (in thousands):

January 31,
2006
Customer relationships	$ 2,700
Developed technology	3,730
Gross intangible assets	6,430
Less accumulated amortization	(1,593)
Identified intangible assets, net	$ 4,837

The aggregate estimated annual intangible amortization expense through January 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization
2007	1,608
2008	1,608
2009	1,607
2010	14
$ 4,837

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In-process research and development

Of the total purchase price, $1.2 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. The charge of $1.2 million for IPR&D was expensed in the Company’s operating results for the year ended January 31, 2006.

Deferred revenue

Of the total purchase price, approximately $200,000 was allocated to deferred revenue. Deferred revenue represents the fair value, based on the present value of estimated future cash flows, of fulfilling maintenance obligations under customer contracts assumed in the Rendition Networks acquisition.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and Rendition Networks as if the acquisition had occurred as of the beginning of the earliest period presented. Rendition Networks’ operating results have been included in the Company’s operating results since the date of acquisition, February 3, 2005. The operating results for the period of February 1, 2005 to February 2, 2005 were not included in the pro forma results for the year ended January 31, 2006 because they are not materially different than the Company’s reported historical consolidated operating results for the same periods. The unaudited pro forma financial information for the year ended January 31, 2005 was derived from the Company’s condensed consolidated statements of operations for the year ended January 31, 2005 and Rendition Networks’ unaudited statements of operations for the year ended December 31, 2004. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of Rendition Networks as if the acquisition had occurred as of the beginning of the earliest period presented. The pro forma financial information excludes charges for acquired IPR&D. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

Year ended January 31,
2005
Net revenue	$ 39,633
Net income (loss)	$ (17,366)
Basic and diluted net income (loss) per share	$ (0.20)

6.   Commitments

Rent expense, net of sublease income, was $2.7 million, $2.3 million and $1.0 million for the years ended January 31, 2006, 2005, and 2004, respectively. The Company leases approximately 75,000 square feet in Sunnyvale, California for its corporate headquarters, under a lease expiring in 2010, of which it is subleasing approximately 25,000 square feet to EDS through August 2006. A portion of the lease was restructured in the August 2002 restructuring. The Company issued a letter of credit in connection with this lease, which requires the Company to hold approximately $2.3 million of restricted cash with the issuer

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the letter of credit of cash on deposit. Accordingly, this amount is included in restricted cash, a long-term asset, on the accompanying consolidated balance sheets.

Future payments under all noncancelable leases entered into as of January 31, 2006 are as follows (in thousands):

Years ending January 31,	Capital Leases	Operating Leases
2007	$ 36	$ 2,775
2008	36	2,440
2009	36	2,339
2010	35	2,290
2011	—	1,104
Thereafter	—	42
Total minimum payments	$ 143	$ 10,990
Amount representing interest	(55)
Present value of minimum payments	88
Less current portion	(14)
Long term portion	$ 74

Future payments under operating leases are shown net of approximately $222,000 due to the Company under noncancelable subleases through August 2006.

7.   Restructuring Costs

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$ 12.1	$ 1.2	$ 13.3
Noncash Charges	—	(1.2)	(1.2)
Cash Payments, net of sublease income	(3.2)	—	(3.2)
Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Noncash Charges	—	0.1	0.1
Cash Payments, net of sublease income	(7.4)	—	(7.4)
Balance at January 31, 2004	2.6	—	2.6
Adjustments	(0.9)	—	(0.9)
Noncash Charges	0.4	—	0.4
Cash Payments, net of sublease income	(0.4)	—	(0.4)
Balance at January 31, 2005	1.7	—	1.7
Cash Payments, net of sublease income	(0.2)	—	(0.2)
Balance at January 31, 2006	$ 1.5	$ —	$ 1.5

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.   Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15 million shares of undesignated preferred stock, none of which has been issued as of January 31, 2006.

Common Stock

On December 15, 2004, the Company completed the sale of 10 million shares of its common stock at a price of $6.40 per share to institutional investors for net proceeds of $61.8 million. The shares were registered pursuant to a shelf registration statement that was declared effective by the Securities and Exchange Commission on June 8, 2004.

Common Stock Repurchases

In November 2002, the Company’s Board of Directors approved the repurchase of up to $5.0 million worth of the Company’s common stock. The term of the repurchase program expired on December 31, 2005. Pursuant to the repurchase program, the Company repurchased 52,000 shares at prices ranging from $1.77 to $1.98, for an aggregate price of $98,000, in the open market pursuant to the repurchase program. An additional 16,000 shares at prices ranging from $0.74 to $1.78, for an aggregate of $20,000, were repurchased from employees due to default of their stockholder notes during the period ended January 31, 2003. Repurchases during fiscal years 2004, and 2005 were not material. There were no repurchases during fiscal year 2006.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

The Company’s 2000 Incentive Stock Plan provides for the grant of incentive stock options to the Company’s employees and non-qualified stock options and stock purchase rights to its employees, directors and consultants. A total of 12.5 million shares of the Company’s common stock plus any unissued but reserved shares under the 2000 Incentive Stock Plan as of the effective date of the initial public offering and any shares returned to such plans were initially reserved for issuance under the 2000 Incentive Stock Plan. The shares may be authorized, but unissued, or reacquired common stock.

The number of shares reserved for issuance under the Company’s 2000 Incentive Stock Plan provides for annual increases on the first day of the Company’s fiscal year beginning in 2003 by an amount equal to the lesser of: (i) 8% of the outstanding shares of the Company’s common stock on the first day of the year; such percentage decreasing to 6% of the outstanding shares of the Company’s common stock beginning after 2007, (ii) 9.0 million shares or (iii) an amount determined by the Company’s Board of Directors. In 2006, 2005 and 2004, an additional 4.0 million, 3.8 million and 3.3 million shares, respectively, were made available pursuant to the annual increase provisions.

The Director Option Program is part of the Company’s 2000 Incentive Stock Plan and provides for formulaic and periodic grants of non-qualified stock options to the Company’s non-employee directors.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan (the Purchase Plan) a total of 1.5 million shares of the Company’s common stock were initially made available for sale. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company’s fiscal year beginning in 2003 in an amount equal to the lesser of: (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company’s common stock on that date, or (iii) an amount determined by the Company’s Board of Directors. In 2006, 2005, and 2004, an additional 1.0 million, 1.0 million and 1.6 million shares, respectively, were made available pursuant to the annual increase provisions. The Company’s Board of Directors or a committee of its Board administers the Purchase Plan.

The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period. The Company had issued 2.9 million shares under the Purchase Plan as of January 31, 2006. As of January 31, 2006, the Company had 4.8 million shares reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

Under the Company’s stock option plans, options or stock purchase rights for common stock may be granted to eligible participants, pursuant to actions by the Board of Directors. Options granted are either incentive stock options or non-qualified stock options and are exercisable within the times or upon the events determined by the Board of Directors as specified in each agreement. Options and stock purchase

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights vest over a period of time as determined by the Board of Directors and have a maximum term of ten years. Options and stock purchase rights generally vest with respect to 25% of the shares one year after the option or stock purchase right grant date and the remainder ratably over the following three years.

The following table summarizes all stock option plan activity:

		Options and Stock
		Purchase Rights
		Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Shares	Price
Balance at January 31, 2003	9,801,723	13,529,597	$2.86
Shares authorized	3,930,558	—	—
Granted	(2,391,020)	2,391,020	4.52
Exercised	—	(2,378,522)	2.25
Restricted stock awards	(105,000)	—	0.001
Repurchases	52,576	—	0.52
Cancellations	1,564,858	(1,564,858)	5.13
Balance at January 31, 2004	12,853,695	11,977,237	3.05
Shares authorized	3,261,468	—	—
Granted	(4,718,025)	4,718,025	7.30
Exercised	—	(1,902,734)	2.17
Repurchases	16,980	—	0.80
Cancellations	922,791	(922,791)	3.80
Balance at January 31, 2005	12,336,909	13,869,737	4.57
Shares authorized	3,810,157	—	—
Options assummed in Rendtion acquisition	—	137,089	1.29
Granted	(4,545,778)	4,545,778	5.42
Exercised	—	(887,183)	1.33
Restricted stock awards	(400,000)	—	0.001
Cancellations	729,323	(748,110)	6.13
Balance at January 31, 2006	11,930,611	16,917,311	4.88
Exercisable at end of period	—	9,305,495	$4.22

In December 2005, the Company issued awards of 200,000 shares of restricted stock to each of two executive officers. The issuance resulted in an aggregate non-cash compensation charge of approximately $2.8 million. The expense is being amortized equally to research and development and sales and marketing over the four-year vesting period of the stock awards. The Company recognized approximately $328,000 of stock compensation expense using the graded vesting method in connection with these awards during the fiscal year ended January 31, 2006.

In August 2003, the Company issued an award of 105,000 shares of restricted stock to an executive officer. The issuance resulted in a non-cash compensation charge of approximately $0.6 million. The expense is being amortized to sales and marketing over the three-year vesting period of the stock award.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognized approximately $93,000, $246,000 and $236,000 of stock compensation expense using the graded vesting method in the fiscal years ended January 31, 2006, 2005 and 2004, respectively, with respect to this award.

In June 2002, at the request of its President and Chief Executive Officer, the Company cancelled an option held by him to purchase 500,000 shares of the Company’s common stock at an exercise price of $18.00 per share. The cancellation of this option resulted in variable accounting expense with respect to the issuance of another option to purchase 500,000 shares with an exercise price of $3.68 held by him. Variable accounting requires recognition of compensation expense, adjusted for increases or decreases in intrinsic value, until the options are exercised, forfeited or expire. The Company recognized approximately $395,000, ($730,000) and $2.2 million of stock compensation expense (recovery) with respect to this option during the fiscal years ended January 31, 2006, 2005, and 2004, respectively.

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

The following table summarizes significant ranges of outstanding and exercisable options at January 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Ranges of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
0.26 – 1.49	2,060,813	6.39	$0.95	1,685,761	$1.02
1.60 – 3.60	2,335,458	6.42	2.16	1,972,561	2.18
3.68 – 4.56	2,312,356	6.14	3.77	2,098,441	3.72
4.66 – 5.15	2,208,495	9.20	4.98	169,786	5.04
5.16 – 5.86	2,356,363	8.86	5.67	648,389	5.66
5.92 – 7.73	2,864,744	7.93	6.69	1,307,569	6.50
7.79 – 18.00	2,779,082	7.85	8.38	1,422,988	8.64
	16,917,311	7.57	$4.88	9,305,495	$4.22

There were approximately 699,000 unvested shares of common stock subject to repurchase as of January 31, 2006. Common stock is subject to repurchase upon termination of the employment of the holder of the stock if the underlying purchase right has not yet vested. Such shares are subject to repurchase at their original issuance prices.

As discussed in Note 1, the Company applies APB 25 and related interpretations in accounting for stock-based awards issued under the Company’s option plans. As of January 31, 2006, the Company has $2.6 million recorded in deferred compensation for stock purchase rights and stock options to purchase common stock granted at exercise prices deemed to be below the fair value of common stock. Stock-based compensation expense (recovery), net of $1.3 million, ($131,000), and $606,000 was recognized using the graded vesting method for the years ended January 31, 2006, 2005, and 2004, respectively. The Company reversed approximately $38,000, $234,000, and $819,000 from stock compensation expense related to

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees that were terminated during fiscal years ended January 31, 2006, 2005, and 2004, respectively. The reversals reflected previously recognized expense on stock awards for which the terminated employees had not vested in the underlying shares. As a result, the difference between the expense initially recorded under the graded vesting method and the expense that would have been recorded under the straight-line vesting method was required to be reversed upon termination of these employees. The Company’s policy is to use the graded vesting method for recognizing compensation cost for fixed awards with pro rata vesting. The Company amortizes the deferred stock-based compensation on the graded vesting method over the vesting period of the applicable stock purchase rights and stock options, generally four years. The Company recorded approximately $1.3 million, $103,000 and $1.4 million in amortization expense during fiscal years ended January 31, 2006, 2005, and 2004, respectively. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method. In addition, the Company reversed approximately $74,000, $7,000, and $130,000 of unamortized deferred stock compensation related to the terminated employees during the fiscal period ended January 31, 2006, 2005, and 2004, respectively.

10. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer of the Company. During the periods ended January 31, 2006, 2005, and 2004, the Company had only one operating segment. However, the Company’s CODM regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company is organized into three geographic regions:  North America, the Europe, Middle East and Africa (EMEA) region and Asia Pacific (APAC) region. Net revenue by customers’ geographic location is as follows (in thousands):

Net revenues by geographic location are as follows (in thousands):

	Year Ended January 31,
	2006	2005	2004
Revenues generated in the North America	$54,371	$33,173	$18,050
Revenues generated in EMEA	2,924	378	—
Revenues generated in APAC	3,782	4,241	—
Revenues as reported (1)	$61,077	$37,792	$18,050

(1)          For the year ended January 31, 2006, EDS accounted for 35% of the Company’s net revenues. For the year ended January 31, 2005, EDS and NTT Communications accounted for 54% and 11% of the Company’s net revenues, respectively. For the year ended January 31, 2004, EDS accounted for 83% of the Company’s net revenues.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets and total assets by geographic location were as follows (in thousands):

	Year Ended January 31,
	2006	2005
North America	$3,885	$4,076
EMEA	57	33
APAC	2	4
Total	$3,944	$4,113

11. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	January 31,
	2006	2005	2004
Current:
Federal	—	—	—
State	$64	$32	—
Foreign	129	356	$(1,435)
	$193	$388	$(1,435)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Provision (benefit) for income taxes	$193	$388	$(1,435)

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	January 31,
	2006	2005	2004
Federal statutory rate	$(4,819)	$(1,639)	$(3,290)
Unbenefited net operating losses	4,819	1,639	3,290
State taxes	64	32	—
Foreign tax on sale of Managed Services Business	—	—	(1,500)
Foreign taxes	129	356	65
Provision (benefit) for income taxes	$193	$388	$(1,435)

Foreign pretax income was insignificant for the years ended January 31, 2006, 2005, and 2004. In the year ended January 31, 2004, the Company concluded a foreign jurisdictional tax examination covering the Managed Services Business sale that resulted in the reversal of an income tax provision of $1.5 million.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended January 31,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$136,800	$115,643
Deferred revenue	736	4,197
Non-deductible reserves and accruals	2,668	3,763
Other	4,612	4,695
Total deferred tax assets	144,816	128,298
Valuation allowance	(141,771)	(126,648)
Deferred tax liability:
Purchased intangibles	(3,045)	(1,650)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $15.1 million during the year ended January 31, 2006.

As of January 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $364.5 million, which expire in the years 2006 through 2026, and federal research and development tax credits of approximately $1.5 million, which expire in the years 2019 through 2026. In addition, the Company had state net operating loss carryforwards of approximately $214.8 million, which expire in the years 2006 through 2016, and state research and development credits of approximately $1.6 million, which do not expire.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period less shares subject to repurchase. Shares subject to repurchase are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net loss per share because their effect would be antidilutive. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes shares subject to repurchase shares. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2006	2005	2004
Numerator:
Net loss	$(14,751)	$(7,246)	$(8,409)
Denominator:
Weighted average common shares outstanding	98,629	85,404	80,027
Less weighted average shares subject to repurchase	(514)	(671)	(1,410)
Shares used in basic and diluted net loss per share	98,115	84,733	78,617
Basic and diluted net loss per share	$(0.15)	$(0.09)	$(0.11)

For the years ended January 31, 2006, 2005, and 2004, the Company excluded 7.3 million, 12.8 million, and 11.5 million shares of common stock, respectively, in the computation of diluted net loss per share. The Company has excluded the impact of all shares of common stock subject to repurchase, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive for these periods.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Settlements

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Prior to this settlement, the Company accrued a liability related to its Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. In connection with the settlement, the Company paid $2.0 million to Qwest and transferred ownership of certain items of equipment to Qwest, with an aggregate fair market value of approximately $170,000. In addition, the Company and Qwest reserved from the settlement any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized a gain on sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations for the year ended January 31, 2005.

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

Additionally, during the year ended January 31, 2004, the Company reached final resolution related to certain liabilities associated with the Managed Services Business. These liabilities had been previously accrued for by the Company and the resolution of such liabilities resulted in a recovery to other income (expense) of approximately $850,000 during the year ended January 31, 2004.

Also, during the year ended January 31, 2004, the Company entered into a settlement agreement with Atriax, a former Managed Services Business customer, pursuant to which Atriax paid the Company $2.4 million. The Company recognized this settlement payment as other income during the year ended January 31, 2004.

15. Legal Proceedings

The Company is not currently involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

16. Subsequent Event

In February 2006, the Company entered into a worldwide distribution agreement with Cisco  to distribute the Company’s ONAS product under the Cisco Systems brand name. The Company does not expect to recognize significant revenue under this agreement during fiscal 2007, but expects that this agreement will contribute meaningfully to its fiscal 2008 revenue. The three year term of this agreement will commence in May 2006 and renews automatically thereafter for one year terms, although it may be terminated earlier in certain circumstances.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Results (Unaudited)

The table below sets forth selected supplementary unaudited financial data for each quarter of the last two years. (in thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended January 31, 2006
Net revenues	$ 12,615	$ 14,123	$ 15,747	$ 18,592
Cost of revenues	3,019	3,480	3,534	4,188
Restructuring charges, net	(18)	—	—	—
Amortization of deferred stock compensation	415	324	267	276
Loss from operations	(5,740)	(4,589)	(3,225)	(4,101)
Loss on sale of assets and liabilities related to Managed Services Business	(33)	(11)	(12)	(13)
Net loss	(5,129)	(3,924)	(2,380)	(3,318)
Basic and diluted net loss per share	$ (0.05)	$ (0.04)	$ (0.02)	$ (0.03)
Year ended January 31, 2005
Net revenues	$ 7,338	$ 8,641	$ 10,230	$ 11,583
Cost of revenues	1,713	2,049	6,312 (1)	2,548
Restructuring charges, net	(150)	(854)	(54)	(27)
Amortization (reversal) of deferred stock compensation	(122)	(10)	1	—
Loss from operations	(2,023)	(991)	(6,507)	(2,405)
Gain (loss) on sale of assets and liabilities related to Managed Services Business	4,280 (2)	58	—	(173)
Net income (loss)	2,017	(813)	(6,315)	(2,135)
Basic and diluted net income (loss) per share	$ 0.02	$ (0.01)	$ (0.08)	$ (0.02)

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of January 31, 2006, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

Management assessed our internal control over financial reporting as of January 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over the financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

Executive Officers and Directors

Our directors, executive officers and key employees and their ages as of April 1, 2006 are as follows:

Name	Age	Position
Marc L. Andreessen	34	Chairman of the Board of Directors
Benjamin A. Horowitz	39	President, Chief Executive Officer and Director
Timothy A. Howes	42	Chief Technical Officer
Sharlene P. Abrams	48	Chief Financial Officer
John L. O’Farrell	47	Executive Vice President of Business Development
Jordan J. Breslow	50	General Counsel and Secretary
Sharmila N. Shahani	40	Executive Vice President of Marketing
Mark D. Cranney	42	Executive Vice President of Worldwide Field Operations
James E. Adkins	44	Executive Vice President of Products
William V. Campbell	65	Director
Mike J. Homer	48	Director
Simon M. Lorne	60	Director
Michael S. Ovitz	59	Director
Michelangelo A. Volpi	39	Director

Marc L. Andreessen is a co-founder of Opsware and has served as the Chairman of our board of directors since September 1999. Prior to co-founding Opsware, Mr. Andreessen served as Chief Technology Officer of America Online, Inc., a new media company, from March 1999 to September 1999. Mr. Andreessen was a co-founder of Netscape Communications Corporation, a software company, serving in various positions from April 1994 until March 1999, including as Chief Technology Officer and Executive Vice President of Products. He served on Netscape’s board of directors from April 1994 until March 1999. Mr. Andreessen serves on the board of directors of Orbitz, Inc. Mr. Andreessen holds a B.S. in computer science from the University of Illinois at Urbana-Champaign.

Benjamin A. Horowitz is a co-founder of Opsware and has served as our President and Chief Executive Officer and as a director since September 1999. Prior to co-founding Opsware, Mr. Horowitz served as Vice President and General Manager of the E-Commerce Platform division of America Online, Inc. from April 1999 to September 1999. From July 1995 to April 1999, Mr. Horowitz was a vice president at Netscape Communications. Mr. Horowitz serves on the board of directors of MIPS Technologies, Inc. Mr. Horowitz holds a B.A. in computer science from Columbia University and an M.S. in computer science from the University of California, Los Angeles.

Timothy A. Howes is a co-founder of Opsware and has served as our Chief Technical Officer since September 1999 and our Executive Vice President of Development from October 2001 to December 2004. Dr. Howes also served as our Senior Vice President of Engineering from June 2000 to August 2000 and as our President of Product Operations from September 2000 to September 2001. Prior to co-founding Opsware, Dr. Howes served as Vice President of Technology at America Online, Inc. from April 1999 to September 1999. From February 1998 to April 1999, Dr. Howes was Chief Technology Officer of the

Server Product division at Netscape Communications. From April 1996 to February 1998, Dr. Howes was Principal Engineer, Directing Architect of several server products at Netscape Communications. From September 1994 to April 1996, Dr. Howes was Project Director, Principal Investigator and Senior Systems Research Programmer at the University of Michigan. Dr. Howes serves on the board of directors of Blue Coat Systems, Inc. Dr. Howes holds a Ph.D. in computer science, a B.S.E. in aerospace engineering and an M.S.E. in computer science and engineering from the University of Michigan.

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

Sharmila N. Shahani has served as our Executive Vice President of Marketing since February 2006 and as our Senior Vice President of Marketing from May 2002 to February 2006. Prior to joining Opsware, Ms. Shahani served as Vice President of Marketing and Business Development for Totality, a managed IT services provider, from June 2000 to May 2002. From November 1999 to June 2000, Ms. Shahani served as a Vice President of Product Marketing for America Online’s E-commerce Services group. Prior to America Online, Ms. Shahani served as Vice President of Product Marketing for Netscape Communications from November 1997 to November 1999. Prior to Netscape, Ms. Shahani led marketing for Kiva Software, an application server company, from May 1996 to November 1997. Prior to Kiva, Ms. Shahani held multiple managerial positions at General Magic, a software company, Microsoft Corporation and Hewlett Packard. Ms. Shahani holds a B.A. in business and economics and a B.S. in computer science from Northwestern University and an M.A. in management from the Kellogg Graduate School of Business.

Mark D. Cranney has served as our Executive Vice President of Worldwide Field Operations since November 2005 and as our Executive Vice President of Sales from May 2004 to November 2005. Prior to joining Opsware, Mr. Cranney served as Senior Division Vice President-Americas at Parametric Technology Corp., a provider of product life-cycle management enterprise software and consulting solutions, from April 1998 to September 2003. From April 1996 to April 1998, Mr. Cranney served as a Vice President of Sales and Marketing at DxU, a privately-held medical device company. Prior to DxU, Mr. Cranney served as a national sales manager for the Patient Care Division of C.R. Bard, Inc., a medical device manufacturer, and started his career in sales and sales management positions at Lanier Worldwide. Mr. Cranney holds a B.S. degree in Business Administration and Marketing from Southern Utah University.

James E. Adkins has served as our Executive Vice President of Products since November 2005 and previously served as our Senior Vice President of Engineering for the Opsware Server Automation System and Opsware Asset Management System products from December 2004 to November 2005. Prior to joining Opsware, Mr. Adkins was Senior Vice President of the Rational Suites Group at Rational Software, a provider of software development life-cycle tools and infrastructure products which was acquired by IBM in 2003, from February 2001 to February 2004. Mr. Adkins joined Rational following its acquisition of Catapulse, a provider of hosted development services, where he was Senior Vice President of Products from February 2000 to February 2001. Prior to Catapulse, Mr. Adkins served as the Vice President of the Commerce Exchange division at Netscape Communications and was responsible for the ECXpert and TradingXpert electronic commerce software products from June 1996 to February 2000. From 1985 to 1996, Mr. Adkins held management and engineering positions within the General Electric Company. Mr. Adkins holds a B.S. in Biochemistry from David Lipscomb University in Nashville, TN, and an M.B.A from Belmont University in Nashville, TN.

William V. Campbell has served as a director of Opsware since August 2000. Mr. Campbell has served as a director of Intuit Inc., a finance software and services company, since April 1994 and as Chairman of the Board since August 1998. He also served as Intuit’s Acting Chief Executive Officer from September 1999 to January 2000 and as its President and Chief Executive Officer from April 1994 to July 1998. Mr. Campbell also serves on the board of directors of Apple Computer, Inc. Mr. Campbell holds both a B.A. in economics and an M.A. from Columbia University, where he has been appointed to the Board of Trustees.

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

Simon M. Lorne has served as a director of Opsware since September 2002. Mr. Lorne is currently Vice Chairman and Chief Legal Officer of Millennium Partners L.P., a hedge fund. From 1997 to 2004, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. From 1996 to 1997, Mr. Lorne was a Managing Director of Salomon Brothers, an investment banking firm, where he served as global head of internal audit of that firm and of its parent corporation, Salomon Inc, and as a senior member of the control team. Following the 1997 merger of Salomon Inc into Travelers Group Inc. (and of Salomon

Brothers into Salomon Smith Barney), he continued as a Managing Director and as a senior member of the legal department. After the 1998 merger of Travelers Group Inc. with Citicorp to form Citigroup Inc., he organized and coordinated the global compliance function of Citigroup Inc., which embraced the securities, banking and insurance activities of that entity while continuing as a Managing Director of Salomon Smith Barney. From 1993 to 1996 Mr. Lorne served as General Counsel of the United States Securities and Exchange Commission. From 1972 to 1996, Mr. Lorne was a partner of the law firm Munger, Tolles & Olson LLP. Mr. Lorne also serves on the board of directors of Teledyne Technologies Incorporated, a technology hardware company. Mr. Lorne holds an A.B. in economics from Occidental College and a J.D. from the University of Michigan Law School.

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

Michelangelo A. Volpi has served as a director of Opsware since August 2003. Mr. Volpi currently serves as Senior Vice President, Routing Technology Group of Cisco Systems Inc., a network equipment manufacturer. From 1994 to 2001, Mr. Volpi held various positions at Cisco, including Senior Vice President, Chief Strategy Officer, Senior Vice President of Business Development/Global Alliances, Vice President of Business Development, Director of Business Development, and Business Development Manager. Prior to joining Cisco, Mr. Volpi held various management positions at the Hewlett Packard Company’s Optoelectronics Division. Mr. Volpi holds a B.S. in mechanical engineering, an M.S. in manufacturing systems engineering and an M.B.A., all from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons, we believe that during our fiscal year ended January 31, 2006 all the reporting persons complied with the filing requirements.

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

Additional information required by this Item is incorporated by reference to our proxy statement under the headings “Board Committees” and “Consideration of Director Nominees”.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our proxy statement under the heading “Executive Compensation” and “Election of Directors”—“Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation”—“Equity Compensation Plans.”

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

See Index to Consolidated Financial Statements at Item 8 on page 38 of this Annual Report on Form 10-K.

2.   Financial Statement Schedules.

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.   Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated By Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Data Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A
2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2003	S-4	333-111418	12-19-03	Annex A
2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004	8-K	000-32377	3-8-04	2.2
2.2	Agreement and Plan of Reorganization between Registrant, Rendition Networks, Inc., RN1 Acquisition Corp., RN2 Acquisition LLC and Cameron Myhrvold, dated December 1, 2004	8-K	000-32377	2-3-05	2.01
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B
3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2
10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1
10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2
10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3
10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4
10.5+	Registrat’s Form of Stock Option Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.1
10.6+	Registrat’s Form of Restricted Stock Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.2

		Incorporated By Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
10.7+	Form of Directors and Officers’ Indemnification Agreement	S-1/A	333-46606	10-31-00	10.5
10.8	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6
10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13
10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14
10.11	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1
10.12	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1
10.13	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1
10.14	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004	10-Q	000-32377	9-9-04	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (See page 80)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley A					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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

OPSWARE INC.
By:	/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz
President, Chief Executive Officer and Director
Date:	April 14, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 14, 2006 in the capacities indicated:

Signature	Title
/s/ Benjamin A. Horowitz	President, Chief Executive Officer and Director
Benjamin A. Horowitz	(Principal Executive Officer)
/s/ Sharlene P. ABRAMS	Chief Financial Officer
Sharlene P. Abrams	(Principal Financial and Accounting Officer)
/S/ MARC L. ANDREESSEN	Chairman of the Board of Directors
Marc L. Andreessen
/s/ William V. Campbell	Director
William V. Campbell
/s/ Mike J. Homer	Director
Mike J. Homer
/s/ Simon M. Lorne	Director
Simon M. Lorne
/s/ Michael S. Ovitz	Director
Michael S. Ovitz
/s/ Michelangelo A. Volpi	Director
Michelangelo A. Volpi

Exhibit Index

		Incorporated By Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Data Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A
2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2003	S-4	333-111418	12-19-03	Annex A
2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004	8-K	000-32377	3-8-04	2.2
2.2	Agreement and Plan of Reorganization between Registrant, Rendition Networks, Inc., RN1 Acquisition Corp., RN2 Acquisition LLC and Cameron Myhrvold, dated December 1, 2004	8-K	000-32377	2-3-05	2.01
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B
3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2
10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1
10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2
10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3
10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4
10.5+	Registrant’s Form of Stock Option Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.1
10.6+	Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.2
10.7+	Form of Directors and Officers’ Indemnification Agreement	S-1/A	333-46606	10-31-00	10.5
10.8	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6
10.9	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13
10.10	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14
10.11	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1

10.12	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1
10.13	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1
10.14	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004	10-Q	000-32377	9-9-04	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (See page 80)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley A					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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