Form 10-Q
period 2006-04-30
OPSWARE INC
filed 2006-06-09
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

(Address, including zip code, of Registrant’s principal executiveo offices)

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

Large accelerated filer  ☐            Accelerated filer   ☒            Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

There were 100,182,666 shares of the registrant’s Common Stock, par value $0.001, outstanding on June 1, 2006.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, expected financial and operating results, anticipated capital expenditures, expected revenue generated from the sale of our software products, including the impact of our license and maintenance agreement with EDS and our distribution arrangement with Cisco, the adequacy of our capital resources to fund our operations, the anticipated increase in customers expansion of our target markets, the timing of new product releases, the timing of license sales, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflects our results as they existed for any interim periods presented.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2006	January 31, 2006
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$100,666	$101,898
Accounts receivable, net	16,864	17,867
Prepaid expenses and other current assets	6,156	6,546
Total current assets	123,686	126,311
Property and equipment, net	4,986	3,944
Restricted cash	2,274	2,296
Prepaid rent	1,393	1,540
Other assets	428	380
Intangible assets, net	6,874	7,613
Goodwill	27,523	27,668
Total assets	$167,164	$169,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,350	$1,217
Other accrued liabilities	10,609	11,389
Advances from customers	721	721
Deferred revenue, current portion	27,284	29,473
Capital lease obligations	15	14
Accrued restructuring costs, current portion	301	298
Total current liabilities	41,280	43,112
Capital lease obligations, net of current portion	70	74
Deferred revenue, net of current portion	1,625	1,838
Accrued restructuring costs, net of current portion	1,132	1,190
Total liabilities	44,107	46,214

Commitments and contingencies

Stockholders’ equity:
Common stock	100	100
Additional paid-in capital	612,227	609,455
Deferred stock compensation	—	(2,606)
Accumulated deficit	(489,068)	(483,270)
Accumulated other comprehensive loss	(202)	(141)
Total stockholders’ equity	123,057	123,538
Total liabilities and stockholders’ equity	$167,164	$169,752

(A)         The balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 30,
	2006	2005

Net revenue:
License revenue	$15,361	$8,149
Services revenue	6,635	4,466
Net revenue	21,996	12,615

Cost and expenses:
Cost of license revenue	506	80
Cost of services revenue*	4,983	2,942
Amortization of developed technology	412	404
Research and development*	7,342	5,692
Sales and marketing*	10,906	5,077
General and administrative*	4,246	2,667
In-process research and development charges	—	1,190
Restructuring recoveries, net	—	(18)
Amortization of other acquisition-related intangibles	327	321
Total cost and expenses	28,722	18,355
Loss from operations	(6,726)	(5,740)
Interest, other income and expense, net	982	613
Loss before income taxes	(5,744)	(5,127)
Provision for income taxes	54	2
Net loss	$(5,798)	$(5,129)
Basic and diluted net loss per share	$(0.06)	$(0.05)
Shares used in computing basic and diluted net loss per share	99,352	97,627

* Includes stock-based compensation expense (recovery) of the following:

Cost of services revenue	$336	$3
Research and development	1,207	318
Sales and marketing	1,181	93
General and administrative	922	(260)
Total stock-based compensation expense	$3,646	$154

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2006	2005
Operating activities:
Net loss	$(5,798)	$(5,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	592	775
Amortization of intangibles	739	724
Benefit related to stock-based compensation agreements	—	(261)
Amortization of deferred stock compensation	—	415
Stock-based compensation expense	3,646	—
Foreign currency translation	(61)	(2)
Recovery on disposal of property and equipment	19	—
In-process research and development charges	—	1,190
Changes in operating assets and liabilities:
Accounts receivable, net	1,003	376
Prepaid expenses, other current assets and other assets	342	(440)
Prepaid rent	147	168
Accounts payable	1,133	(330)
Other accrued liabilities	(780)	386
Advances from customers	—	(4,213)
Deferred revenue	(2,402)	5,178
Accrued restructuring costs	(55)	(56)
Net cash used in operating activities	(1,475)	(1,219)

Investing activities:
Purchases of property and equipment	(1,653)	(799)
Restricted cash	22	260
Direct acquisition costs acquired (paid)	145	(15,067)
Cash overdraft in acquisition of businesses	—	(22)
Net cash used in investing activities	(1,486)	(15,628)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,732	1,101
Receipt of proceeds from (principal payments on) capital lease obligations	(3)	98
Proceeds from repayment of notes receivable	—	1
Net cash provided by financing activities	1,729	1,200
Net decrease in cash and cash equivalents	(1,232)	(15,647)
Cash and cash equivalents at beginning of period	101,898	118,615
Cash and cash equivalents at end of period	$100,666	$102,968

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with the acquisition of Rendition Networks	—	16,398
Assumption of Rendition Networks vested options and unvested restricted stock	—	2,162

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such principles, rules and regulations. All significant intercompany balances have been eliminated. While in the opinion of the Company the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended January 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2006.

The results of operations for the three month period ended April 30, 2006 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. In addition, certain amounts previously reported in the condensed consolidated statement of operations for the three months ended April 30, 2005 have been reclassified to conform to the current period presentation. The amounts have been reclassified from the amortization of deferred stock-based compensation account to each of the cost of services, research and development, sales and marketing and general and administrative accounts. Such reclassification has no effect on the “total cost and expenses” or “net loss” as previously reported.

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

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term license arrangements. The Company recognizes license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery of the software to the customer. The Company recognizes revenue under term licenses on a straight-line basis over the term of the arrangement once criteria for revenue recognition, as discussed above, have been met. If an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from PCS and professional services agreements. PCS agreements include ongoing customer support and rights to product updates if and when available. Revenue under these arrangements is recognized ratably using the straight-line method over the period that the PCS is provided (generally one year). Professional service revenue consists of fees charged for product training and consulting services. Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in paragraph No. 65 of SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method). Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates. There were no impairment charges recorded in the three month period ended April 30, 2006.

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

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” or (“SFAS 142”). In accordance with SFAS 142, goodwill is not amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The Company operates as a single segment for reporting purposes. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the reporting period in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill at least annually. No goodwill impairment charges were recorded in the three month period ended April 30, 2006.

Goodwill as of April 30, 2006 was $27.5 million, which includes $23.9 million from the Company’s acquisition of Rendition Networks, which occurred on February 3, 2005.

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

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

For the three-months ended April 30, 2006, EDS accounted for 24% of the Company’s net revenues. For the three-months ended April 30, 2005, EDS and British Sky Broadcasting accounted for 41% and 14% of the Company’s net revenues, respectively. As of April 30, 2006, T-Mobile, the General Electric Company and British Telecom accounted for 13%, 12% and 12% of the Company’s accounts receivable balance, respectively. EDS accounted for 41% of the Company’s accounts receivable balance as of April 30, 2005.

Comprehensive Net Loss

For the three months ended April 30, 2006, net loss and comprehensive net loss were both $5.8 million. For the three months ended April 30, 2005, net loss and comprehensive net loss were both $5.1 million. Other comprehensive loss includes foreign currency translation adjustments that would be excluded from net loss in all periods presented.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method and therefore the Company has not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, the Company recognized stock-based compensation expense of $3.6 million during the three months ended April 30, 2006.

Under the modified-prospective transition method, stock-based compensation for the first quarter of fiscal 2007 includes expense for all equity awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Expense for all stock-based compensation awards granted after February 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the vesting period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense of fixed stock options was based on the difference between the deemed fair value of the Company’s stock on the date of the grant and the exercise price of the option. The Company’s deferred compensation balance of $2.6 million as of January 31, 2006, which was accounted for under APB 25, was reversed out of additional paid-in-capital upon the adoption of SFAS 123R.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s net loss for the three months ended April 30, 2006 is $3.4 million higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the three months ended April 30, 2006 would have been $(0.02) if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $(0.06).

Net cash proceeds from the exercise of stock options were $713,000 and $380,000 for the three months ended April 30, 2006 and 2005, respectively. The Company did not realize any income tax benefit from stock option exercises during the three months ended April 30, 2006 and 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company’s 2000 Incentive Stock Plan (the “Stock Plan”) provides for the grant of incentive stock option awards to the Company’s employees and non-qualified stock option awards to its employees, directors and consultants. Stock option awards vest over a period of time as determined by the Board of Directors and have a maximum term of ten years. Stock option awards generally vest with respect to 25% of the shares one year after the option grant date and the remainder vests ratably over the following three years. As of April 30, 2006, there were 13.7 million shares of common stock remaining available for grant under the Stock Plan.

The Employee Stock Purchase Plan (the “Purchase Plan”) contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. As of April 30, 2006, the Company had 5.0 million shares reserved for future issuance under the Purchase Plan.

Under both SFAS 123 and SFAS 123R, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Awards		Employee Stock Purchase Plan
	Three Months		Three Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005
Risk-free interest yield	4.8%	3.9%	4.4%	3.6%
Expected life (years)	5.5	4.0	2.0	2.0
Volatility	90%	74%	49%	61%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $5.92 and $3.12 per share for stock options granted in the three month periods ended April 30, 2006 and 2005, respectively. The weighted-average fair value was $2.99 and $4.42 per share for stock purchase rights granted in the three month periods ended April 30, 2006 and 2005, respectively.

The expected life represents the weighted-average period that an equity award is expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees. Upon the adoption of SFAS 123R, the Company used historical volatility in deriving its expected volatility assumption as allowed under SFAS 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s equity awards. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Statement of Operations for the three months ended April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to February 1, 2006, the Company accounted for forfeitures as they occurred.

If compensation expense for the Company’s stock-based compensation plans had been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net loss for the three months ended April 30, 2005 would have increased to the pro forma amounts indicated below (in thousands, except per share data):

Three Months Ended
April 30, 2005
As reported net loss	$(5,129)
Stock-based compensation expense included in reported net loss	154
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,094)
Pro forma GAAP net loss	$(8,069)
Net loss per share:
As reported net loss per share—basic and diluted	$(0.05)
Pro forma GAAP net loss per share—basic and diluted	$(0.08)

The following table summarizes all activity under the Stock Plan for the periods indicated below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at February 1, 2006	16,917,311	$4.88
Granted	2,326,450	7.95
Exercised	(293,603)	2.50
Forfeitures or expirations	(136,177)	5.80
Outstanding at April 30, 2006	18,813,981	$5.29	7.64	$60,435,662
Exercisable at end of period	10,033,674	$4.34	6.60	$42,086,373

The aggregate intrinsic value in the table above represents the total value that would have been received by the option holders had such holders exercised their options on the last trading day of the three months ended April 30, 2006. The aggregate intrinsic value of stock options exercised was $1.6 million for the three months ended April 30, 2006. As of April 30, 2006, $27.5 million of total unrecognized compensation cost related to stock options is expected to be amortized over a weighted-average period of 2.7 years. The aggregate fair value of stock options vested was $2.5 million for the three month period ended April 30, 2006. The expected amortization reflects only outstanding stock awards as of April 30, 2006.

The following table summarizes significant ranges of outstanding and exercisable options at April 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Weighted Average	Average		Average
Ranges of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
0.26 – 1.85	2,865,358	6.36	$1.24	2,425,927	$1.26
1.86 – 3.68	3,230,635	5.65	3.17	3,174,075	3.17
3.81 – 5.16	2,697,113	8.73	4.88	670,545	4.75
5.23 – 6.00	2,838,327	7.76	5.78	1,417,024	5.83
6.01 – 7.79	2,716,892	8.39	7.10	1,040,365	7.25
7.91 – 8.19	2,573,886	9.38	7.95	330,964	8.01
8.22 –18.00	1,891,770	7.86	8.66	974,774	9.01
	18,813,981	7.64	$5.29	10,033,674	$4.34

The contractual life of a stock option represents the maximum length of time that a stock option may remain outstanding. The weighted-average remaining contractual life for all exercisable stock options at April 30, 2006 was 6.6 years.

Restricted Stock

The Company has issued restricted stock awards to three executive officers. The common stock is subject to repurchase at their original issuance prices upon the termination of the stockholder’s employment if the underlying common stock has not yet vested. These awards generally have a vesting period of three or four years.

The following table summarizes the Company’s non-vested restricted stock activity for the three months ended April 30, 2006:

	Number of shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at January 31, 2006	413,122	$6.98
Granted	—	—
Vested	(31,561)	6.73
Forfeited	—	—
Non-vested stock at April 30, 2006	381,561	$7.01

Total fair value of shares vested was $241,000 for the three months ended April 30, 2006.

As of April 30, 2006, we retained purchase rights to 382,000 shares of restricted stock issued pursuant to stock purchase agreements and other stock plans at a weighted-average price of $0.001. As of April 30, 2006, $2.3 million of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 3.6 years.

2.              Restructuring Costs

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

A summary of the restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total charge	$12.1	$1.2	$13.3
Noncash charges	—	(1.2)	(1.2)
Cash payments, net of sublease income	(3.2)	—	(3.2)
Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Noncash charges	—	0.1	0.1
Cash Payments, net of sublease income	(7.4)	—	(7.4)
Balance at January 31, 2004	2.6	—	2.6
Adjustments	(0.9)	—	(0.9)
Noncash charges	0.4	—	0.4
Cash payments, net of sublease income	(0.4)	—	(0.4)
Balance at January 31, 2005	1.7	—	1.7
Cash payments, net of sublease income	(0.2)	—	(0.2)
Balance at January 31, 2006	1.5	—	1.5
Cash payments, net of sublease income	(0.1)	—	(0.1)
Balance at April 30, 2006	$1.4	$—	$1.4

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

3.              Transactions with EDS

In August 2002, the Company sold its Managed Services Business to EDS for a total purchase price of $63.5 million in cash and entered into a separate agreement with EDS pursuant to which the Company granted EDS a license to use its software products. Under this license agreement, EDS agreed to pay the Company a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years.

In August 2004, EDS agreed to extend the term of the agreement through March 2008 and committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license. These payments are in addition to the initial $52.0 million commitment. Pursuant to this amendment, (1) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (2) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (3) EDS receives rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (4) the Company agreed to provide certain third-party equipment and software for EDS’ use in connection with its software products, and (5) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term. Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS. Revenue under this arrangement will continue to be recognized ratably or, if earlier, when monthly payments become due over the extended term of the amended agreement.

4.              Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the three month periods ended April 30, 2006 and 2005, the Company had only one operating segment focusing on the Software Business. The Company is organized into three geographic regions:  North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended
	April 30,
	2006	2005
	(unaudited)
Revenue generated in Americas	$16,621	$9,554
Revenue generated in EMEA	5,184	2,149
Revenue generated in APAC	191	912
	$21,996	$12,615

Please see Note 1, “Concentrations of Credit Risk and Significant Customers”, for a list of customers that accounted for over 10% of the Company’s net revenue for the periods indicated above. Net long-lived assets and total assets are located primarily in the United States.

5.              Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period. Outstanding nonvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net loss per share because their effect would be antidilutive due to the net loss recorded. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes nonvested shares as their effect is also antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2006	2005
	(unaudited)
Numerator:
Net loss	$(5,798)	$(5,129)
Denominator:
Weighted average common shares outstanding	99,925	98,122
Less weighted average shares subject to repurchase	(573)	(495)
Shares used in basic and diluted net loss per share	99,352	97,627
Basic and diluted net loss per share	$(0.06)	$(0.05)

The Company has excluded the impact of all stock options and shares of common stock subject to repurchase from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive due to the net loss recorded.

For the three-month periods ended April 30, 2006 and 2005, the Company excluded 2.3 million and 16.1 million shares of common stock equivalents, respectively.

6.              Legal Proceedings

As of the date of filing of this Quarterly Report, the Company was not involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

7.              Guarantees and Indemnifications

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

8.              Income Taxes

The Company has incurred losses from operations for the three month periods ended April 30, 2006 and 2005, and therefore no income tax provision has been recorded other than $54,000 for foreign withholding taxes paid in connection with the sale of a software license to one of the Company’s customers during the three month period ended April 30, 2006. The Company recorded a $2,000 income tax provision in estimated minimum state income tax for the three months ended April 30, 2005.

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

We derive a significant portion of our revenue from sales of software licenses. We sell our products principally through our direct sales force and, to a lesser extent, through indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We intend to increase our sales efforts through indirect channels in the future, in part due to our distribution agreement with Cisco Systems that is discussed below. We also derive revenue from sales of items that are complementary to our software automation suite, including annual support and maintenance agreements, professional services, and training.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results should not be relied upon as indications of future performance, growth or financial results. Additionally, historical trends may not be indicative of future growth or financial results.

Strategic Relationship with Cisco

In February 2006, we entered into a worldwide distribution agreement with Cisco Systems to distribute our ONAS product under the Cisco Systems brand name. This agreement represents a significant expansion of our sales channel and market reach and provides additional sales opportunities for other products in our software automation suite, including our OSAS product. We do not expect to recognize significant revenue under this agreement during fiscal 2007, but expect that this agreement will contribute meaningfully to our fiscal 2008 revenue. The three year term of this agreement commenced in May 2006 and renews automatically thereafter for one year terms, although it may be terminated earlier in certain circumstances. There can be no assurance that we will realize the benefits anticipated by this agreement.

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

For the three month periods ended April 30, 2006 and April 30, 2005, EDS accounted for 24% and 41% of the Company’s net revenues, respectively. Although the percentage of our net revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Results of Operations

License revenue. License revenue consists of fees for term or perpetual licenses. License revenue increased by 89% to $15.4 million during the three-month period ended April 30, 2006 from $8.1 million during the same period last year. The increase was primarily due to the following factors: greater market acceptance of our products, an increase in our customer base, increased sales to existing customers, increased sales of our ONAS product following our acquisition of Rendition Networks in February 2005 and the establishment of VSOE of fair value for maintenance, which allowed us to recognize revenue using the residual method. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy. License revenue derived from customers other than EDS increased approximately 124% during the three month period ended April 30, 2006 as compared with the same periods last year.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal quarter may not be based on and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior quarterly periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services. Services revenue increased by 47% to $6.6 million during the three-month period ended April 30, 2006 from $4.5 million during the same period last year. The increase was primarily due to an increase in professional services and an increase in maintenance contracts resulting from the growth of our installed customer base.

Costs and Expenses

Cost of license revenue. Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Three Months Ended April 30,
($ in thousands)	2006	2005
Cost of license revenue	$506	$80
Percentage of total license revenues	3%	1%

The increase in absolute dollars and as a percentage of license revenue was due to increased sales of royalty bearing products.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide support services to our customers, fees for outsourced contractor fees, facility costs and travel expenses.

	Three Months Ended April 30,
($ in thousands)	2006	2005
Cost of services revenue	$4,983	$2,942
Percentage of total services revenues	75%	66%

The increase in absolute dollars and as a percentage of services revenue was primarily due to an increase in service-related headcount from 54 on April 30, 2005 to 78 on April 30, 2006, increased outsourced contractor fees, each of which was necessary to fulfill service obligations resulting from an increase in our customer base, as well as stock-based compensation expense that was allocated to cost of services revenue upon our initial application of SFAS 123R.

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

	Three Months Ended April 30,
($ in thousands)	2006	2005
Research and development	$7,342	$5,692
Percentage of total net revenues	33%	45%

The increase in research and development expenses in absolute dollars in the three month period was primarily due to stock-based compensation expense that was allocated to research and development expense upon our initial application of SFAS 123R, increased salaries and related personnel expenses due to an increase in research and development-related headcount from 113 on April 30, 2005 to 132 on April 30, 2006, which reflects the effect of additional hiring necessary to meet the current needs of our business, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during the three months ended April 30, 2006.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facility costs.

	Three Months Ended April 30,
($ in thousands)	2006	2005
Sales and marketing	$10,906	$5,077
Percentage of total net revenues	50%	40%

The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues was primarily due to increased salaries, commissions, and related personnel expenses, stock-based compensation expense that was allocated to sales and marketing expense upon our initial application of SFAS 123R,  and to a lesser extent, increases in advertising and promotional activities. Our sales and marketing department headcount increased from 64 on April 30, 2005 to 106 on April 30, 2006 to meet the current needs of our business.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services, and facility costs.

	Three Months Ended April 30,
($ in thousands)	2006	2005
General and administrative	$4,246	$2,667
Percentage of total net revenues	19%	21%

The increase in general and administrative expenses in absolute dollars in the three month period was primarily due to stock-based compensation expense that was allocated to general and administrative expense upon our initial application of SFAS 123R, increased salaries and related personnel expenses due to an increase in general and administrative headcount from 35 on April 30, 2005 to 50 on April 30, 2006, which reflects the effect of additional hiring necessary to meet the current needs of our business, while the decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during the three months ended April 30, 2006.

In-process research and development charges. We expensed $1.2 million in the three months ended April 30, 2005 for in-process research and development (IPR&D) acquired in the purchase of Rendition Networks. Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition. Accordingly, this IPR&D amount was expensed on the acquisition date of Rendition Networks.

Amortization of other acquisition-related intangibles. As a result of the acquisition of Rendition Networks, we began amortizing customer relationships through operating expenses beginning in the quarter ended April 30, 2005. The value assigned to Rendition customer relationships was $2.7 million, which is being amortized on a straight-line basis over an estimated four-year life at a rate of approximately $169,000 per quarter. As a result of the acquisition of Tangram, we began amortizing customer relationships through operating expenses beginning in the quarter ended April 30, 2004. The value assigned to Tangram customer relationships was $2.5 million, which is being amortized on a straight-line basis over an estimated four-year life at a rate of approximately $158,000 per quarter.

Interest and other income, net. Interest and other income, net, increased to income of $982,000 in the three month period ended April 30, 2006 from income of $613,000 in the same period last year. The increase was primarily due to higher interest rates.

Provision for income taxes. Provision for income taxes increased to $54,000 in the three-month period ended April 30, 2006 from $2,000 in the same period last year. We incurred losses from operations for the three month periods ended April 30, 2006 and, accordingly, did not record any provision for income taxes other than provisions for foreign withholding taxes. We recorded a $54,000 income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the three month period ended April 30, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, and the sale of our Managed Services Business. As of April 30, 2006, we had approximately $102.9 million in cash, cash equivalents and restricted cash.

Operating Activities

Net cash used in operating activities was $1.5 million and $1.2 million for the three month periods ended April 30, 2006 and April 30, 2005, respectively. Net cash used in operating activities for the three month period ended April 30, 2006 was primarily the result of our net operating loss of $5.8 million and a $2.4 million decrease in deferred revenue partially offset by non-cash charges of $3.6 million for stock-based compensation and a $1.1 million increase in accounts payable. Net cash used in operating activities for the three month period ended April 30, 2005 was primarily the result of our net operating loss of $5.1 million and a $4.2 million decrease in advances from customers partially offset by a $5.2 million increase in deferred revenue and non-cash IPR&D charges of $1.2 million.

Investing Activities

Net cash used in investing activities was approximately $1.5 million and $15.6 million for the three month period ended April 30, 2006 and April 30, 2005, respectively. Net cash used in investing activities for the three month period ended April 30, 2006 consisted primarily of $1.7 million for purchases of capital equipment. Net cash used in investing activities for the three month period ended April 30, 2005 primarily consisted of $15.0 million in direct acquisition costs paid related to the acquisition of Rendition Networks and $799,000 in purchases of capital equipment partially offset by a $260,000 decrease in restricted cash.

Financing Activities

Net cash provided by financing activities was $1.7 million and $1.2 million for the three month period ended April 30, 2006 and April 30, 2005, respectively. Net cash provided by financing activities for both three month periods ended April 30, 2006 and April 30, 2005, were primarily attributable to proceeds received from the exercise of employee stock options and employee stock purchase plan purchases.

We believe that our current cash balances, including cash and cash equivalents and cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business. Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses or shortfalls in revenue. To the extent that existing cash and cash equivalents balances and any cash flows from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We cannot be sure that additional financing will be available if necessary or available on reasonable terms. We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.

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

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon substantive renewal rates stated in the contracts, and in the absence of stated renewal rates, upon separate sales of renewals to other customers. VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions.

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

Services revenue consists of revenue from PCS and professional services agreements. PCS agreements include ongoing customer support and rights to product updates if and when available. Revenue under these arrangements is recognized ratably using the straight-line method over the period that the PCS is provided (generally one year). Professional service revenue consists of fees charged for product training and consulting services. Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in paragraph No. 65 of SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method). Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

Impairment of Long-Lived Assets and Intangible Assets. We periodically review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates. There were no impairment charges recorded in the three month period ended April 30, 2006.

Impairment of Goodwill. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), we must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates. In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. We review for indicators of potential impairment of goodwill annually. No goodwill impairment charges were recorded in the three month period ended April 30, 2006.

Goodwill as of April 30, 2006 was $27.5 million, which includes $23.9 million from our acquisition of Rendition Networks, which occurred on February 3, 2005. As a result, if we are required to record a goodwill impairment charge in the future, any such charge may have a material impact on our results of operations for that reporting period.

Accounting for Stock-Based Compensation, Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method and therefore we have not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. We recognize compensation expense for stock option awards on a straight-line basis over the vesting period of the award.

As a result of implementing SFAS 123R, we recognized stock-based compensation expense of $3.6 million during the three months ended April 30, 2006.

We believe that the adoption of SFAS 123R will continue to materially reduce our reported results of operations. The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of any new long-term incentive strategies involving stock awards, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of April 30, 2006, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

ITEM 1A.   RISK FACTORS

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

Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of a quarters’ total sales have occurred toward the end of that quarter. This makes predicting our revenue, earnings and cash flows for each financial period more difficult and increases the risk of unanticipated variations in our financial results. In addition, during our fiscal year 2006, the bulk of our license sales for the year occurred in the latter two fiscal quarters, and we believe this pattern will continue in fiscal 2007. This seasonality could make it more difficult to predict our financial results, which could have an adverse impact on the trading price of our common stock.

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

Our sales in any quarter depend on a small number of relatively large transactions

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in current or subsequent quarters, are especially subject to fluctuation, because they normally depend on the completion of a small number of relatively large license transactions. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss or delay of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the quarter ended April 30, 2006, EDS accounted for 24% of our net revenue. If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

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

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. During fiscal 2006 fiscal year, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage, and we intend to continue to increase our sales force during fiscal 2007. Our new sales personnel will require extensive training and time to become productive, and there is no guarantee that they will produce at the levels that we anticipate. In addition, competition for these individuals is intense, and we may not be able to hire and retain the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive. If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

If we fail to maintain or achieve benefits from our existing distribution channels and fail to develop additional channels in the future, our financial results may suffer.

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

The IT automation software market is relatively new and our business will suffer if the market does not develop as we expect.

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

In addition, if we are not able to achieve or maintain VSOE of fair value for any of our current or future product lines (other than software licenses, for which VSOE is not applicable), we could be required, in certain circumstances, to recognize all license, maintenance and professional services revenues for a particular deal ratably over the maintenance period or defer all revenue recognition until professional services are delivered. Our revenue recognition requirement, and accordingly the length of time between execution of a sales contract and recognition of revenue, varies among our products. As a result, the mix of sales of particular products could impact our recognition of revenues from these sales in future quarters.

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

We make acquisitions or investments from time to time, which may place a strain on our resources, cause dilution to our stockholders and harm our operating results.

From time to time we make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in February 2005, we acquired Rendition Networks, a network device automation company located in Redmond, Washington. If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business. We may not realize anticipated benefits from acquisitions if we are unable to do the following:

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

Our business is subject to various laws and regulations that have increased both our costs and the risk of noncompliance, which could subject us to future claims and litigation that could harm our business.

Our business is subject to various regulations and laws relating to issues such as employment practices, corporate governance and intellectual property ownership and infringement. We may incur substantial liabilities for expenses necessary to comply with these regulations and laws or penalties for any failure to comply. Our business could also be adversely affected if new laws are implemented or existing laws are changed.

In particular, we are subject to rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002.

Our efforts to comply with regulations applicable to us have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Any failure to comply with the reforms required by these laws and regulations could significantly harm our business, operating results and financial condition. In particular, if we do not adequately manage and evolve our financial reporting and managerial systems and processes as necessary, our ability to manage and grow our business may be harmed.

In the course of our business, any actual or perceived noncompliance with laws and regulations may subject us to claims and litigation, which could be expensive, lengthy and disruptive to normal business operations. In addition, the outcome of any claims or litigation may be difficult to predict and could have an adverse impact on our business, operating results and financial condition.

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

The new accounting treatment for stock options has significantly impacted our results of operations and could negatively impact our ability to attract and retain employees.

The new accounting treatment for stock options requires us to account for employee stock options as compensation expense on our financial statements for the periods following February 1, 2006. This has had a significant impact and is expected to continue to have a significant impact, on our reported results of operations and our timing to achieve profitability on a GAAP basis.

We have historically used stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The new regulatory landscape makes it more expensive for us to grant stock options to employees. In light of this, we may modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. We may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

As of June 1, 2006, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 19.4% of our outstanding common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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

Dated:  June 9, 2006

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