Form 10-Q
period 2006-07-31
OPSWARE INC
filed 2006-09-08
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer   ☐            Accelerated filer   ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 100,769,523 shares of the registrant’s Common Stock, par value $0.001, outstanding on September 1, 2006.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, expected financial and operating results, expected revenue generated from the sale of our software products, including the impact of our license and maintenance agreement with EDS and our distribution arrangement with Cisco Systems, the adequacy of our capital resources to fund our operations, expansion of our target markets, new product releases, our expectations regarding ongoing development of our software products and other technical capabilities and expansion in our direct and indirect sales organizations, both domestically and internationally.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed under “Risk Factors” and elsewhere in this Form 10-Q.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update the information in this report after the date of this report, whether as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

PART I.    FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2006	January 31, 2006
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$96,765	$101,898
Accounts receivable, net	21,058	17,867
Prepaid expenses and other current assets	5,997	6,546
Total current assets	123,820	126,311
Property and equipment, net	5,208	3,944
Restricted cash	2,274	2,296
Prepaid rent	1,190	1,540
Other assets	433	380
Intangible assets, net	6,135	7,613
Goodwill	27,523	27,668
Total assets	$166,583	$169,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,381	$1,217
Other accrued liabilities	13,108	11,389
Advances from customers	—	721
Deferred revenue, current portion	25,126	29,473
Capital lease obligations	16	14
Accrued restructuring costs, current portion	298	298
Total current liabilities	40,929	43,112
Capital lease obligations, net of current portion	65	74
Deferred revenue, net of current portion	1,117	1,838
Accrued restructuring costs, net of current portion	1,029	1,190
Total liabilities	43,140	46,214

Commitments and contingencies

Stockholders’ equity:
Common stock	100	100
Additional paid-in capital	616,414	609,455
Deferred stock compensation	—	(2,606)
Accumulated deficit	(492,835)	(483,270)
Accumulated other comprehensive loss	(236)	(141)
Total stockholders’ equity	123,443	123,538
Total liabilities and stockholders’ equity	$166,583	$169,752

(A)                                The balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net revenue:
License revenue	$17,907	$9,888	$33,268	$18,037
Services revenue	7,227	4,235	13,862	8,701
Net revenue	25,134	14,123	47,130	26,738
Cost and expenses:
Cost of license revenue	360	260	866	340
Cost of services revenue*	5,096	3,222	10,079	6,164
Amortization of developed technology	412	412	824	816
Research and development*	7,614	5,644	14,956	11,336
Sales and marketing*	11,946	5,747	22,852	10,824
General and administrative*	4,457	3,100	8,703	5,767
In-process research and development charges	—	—	—	1,190
Restructuring recoveries, net	—	—	—	(18)
Amortization of other acquisition-related intangibles	327	327	654	648
Total cost and expenses	30,212	18,712	58,934	37,067
Loss from operations	(5,078)	(4,589)	(11,804)	(10,329)
Interest, other income and expense, net	1,311	675	2,293	1,288
Loss before income taxes	(3,767)	(3,914)	(9,511)	(9,041)
Provision for income taxes	—	10	54	12
Net loss	$(3,767)	$(3,924)	$(9,565)	$(9,053)
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.09)
Shares used in computing basic and diluted net loss per share	99,686	97,912	99,525	97,729

*  Includes stock-based compensation expense of the following (see Note 1, “Accounting for Stock-Based Compensation):

Cost of services revenue	$366	$2	$702	$5
Research and development	1,287	274	2,494	592
Sales and marketing	1,311	58	2,492	151
General and administrative	1,079	288	2,001	28
Total stock-based compensation expense	$4,043	$622	$7,689	$776

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2006	2005
Operating activities:
Net loss	$(9,565)	$(9,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,272	1,445
Amortization of intangibles	1,478	1,464
Benefit related to stock-based compensation agreements	—	(5)
Amortization of deferred stock compensation	—	739
Stock-based compensation expense	7,689	—
Translation adjustment	(95)	—
Recovery on disposal of property and equipment	26	—
In-process research and development charges	—	1,190
Changes in operating assets and liabilities:
Accounts receivable, net	(3,191)	(1,113)
Prepaid expenses, other current assets and other assets	496	(357)
Prepaid rent	350	316
Accounts payable	1,164	(103)
Other accrued liabilities	1,719	1,338
Advances from customers	(721)	(7,300)
Deferred revenue	(5,068)	10,815
Accrued restructuring costs	(161)	(112)
Net cash used in operating activities	(4,607)	(736)
Investing activities:
Purchases of property and equipment	(2,562)	(1,114)
Restricted cash	22	260
Direct acquisition costs acquired (paid)	145	(15,145)
Cash overdraft in acquisition of businesses	—	(22)
Net cash used in investing activities	(2,395)	(16,021)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	1,876	1,272
Receipt of proceeds from (principal payments on) capital lease obligations	(7)	91
Proceeds from repayment of notes receivable	—	1
Net cash provided by financing activities	1,869	1,364
Net decrease in cash and cash equivalents	(5,133)	(15,393)
Cash and cash equivalents at beginning of period	101,898	118,615
Cash and cash equivalents at end of period	$96,765	$103,222
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with the acquisition of Rendition Networks	—	16,398
Assumption of Rendition Networks vested options and unvested restricted stock	—	2,162

See accompanying notes.

OPSWARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.              Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware” or “the Company”) was incorporated on September 9, 1999 in the state of Delaware. The Company licenses its data center automation software suite to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of their data center operations.  This suite, which we sell as individual components and as an integrated software suite called Opsware System 6, includes Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager and The Opsware Network.  The Company’s software products automate key network, server and software operations in data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing and reallocating servers, network devices and applications. The Company’s products work across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

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

The results of operations for the three and six months ended July 31, 2006 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. In addition, certain amounts previously reported in the condensed consolidated statement of operations for the three and six months ended July 31, 2005 have been reclassified to conform to the current periods’ presentation, including the reclassification of the presentation of recorded stock-based compensation expense from a single caption on the statement of operations entitled “Amortization of deferred stock-based compensation” to its current period presentation as components of each of the following statement of operations captions: “cost of services,” “research and development,” “sales and marketing” and “general and administrative.” Such reclassifications had no effect on the “total cost and expenses” or “net loss” as previously reported.

Significant Accounting Policies

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,”

Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, Revenue Arrangements with Multiple Deliverables.  For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable.  If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met.  The Company considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized when the fee is collected.  No customer has a right of return privilege.

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements.  This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees.  VSOE of fair value for both the ongoing maintenance and support obligations (post contract support or PCS) and subscriptions to The Opsware Network (TON) within an arrangement is based upon the price charged the customer when PCS or TON is sold separately, or in the absence of separate sales, upon substantive renewal rates stated in the contracts.  VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in stand alone transactions

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term license arrangements.  The Company recognizes license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met.  Generally, these criteria are met at the time of delivery of the software to the customer.  The Company recognizes revenue under term licenses on a straight-line basis over the term of the arrangement once criteria for revenue recognition, as discussed above, have been met.  If an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from PCS, TON and professional services agreements.  PCS agreements include ongoing customer support and rights to product updates if and when available.  Revenue under these arrangements is recognized ratably using the straight-line method over the period that the PCS is provided (generally one year).  TON agreements include a subscription to a service that provides ongoing updates of security alerts and compliance policies.  Revenue under TON arrangements is recognized ratably using the straight-line method over the subscription period (generally one year). Professional service revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in paragraph No. 65 of SOP 97-2.  The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee.  Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed.  If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method).  Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

For all periods included in the Company’s consolidated financials statements, in the case of OAMS and ONAS software, the Company recognizes perpetual license revenue using the residual method after all elements other than maintenance and non-essential services have been delivered, provided that all of the criteria for revenue recognition discussed above are met.  Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, the date when the Company determined it had established VSOE of the fair value of maintenance and professional services for OSAS, the Company recognizes both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered.  For OSAS arrangements entered into on or after May 1, 2005, the Company recognizes revenue from perpetual licenses using the residual method.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment.  Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses.  According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges.  The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value.  The new carrying value is then depreciated over the remaining estimated useful lives of the assets.  The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates.  There were no impairment charges recorded in the three and six months ended July 31, 2006.

As part of the Company’s acquisition of Tangram Enterprise Solutions in February 2004, approximately $5.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.5 million for customer relationships and approximately $2.9 million for developed technology.  As part of the acquisition of Rendition Networks in February 2005, approximately $6.4 million of the purchase price was allocated to identified intangible assets, including approximately $2.7 million for customer relationships and approximately $3.7 million for developed technology.  The Company is amortizing these intangible assets on a straight-line basis over an average estimated useful life of four years.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” or (“SFAS 142”).  In accordance with SFAS 142, goodwill is not amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel.  The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value.  To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment.  The Company operates as a single segment for reporting purposes.  The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance.  The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates.  In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the reporting period in which such impairment determination is made.  The Company reviews for indicators of potential impairment of goodwill at least annually.  No goodwill impairment charges were recorded in the three and six months ended July 31, 2006.

Goodwill as of July 31, 2006 was $27.5 million, which includes $23.9 million from the Company’s acquisition of Rendition Networks.

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No.  5, “Accounting for Contingencies” or (“SFAS 5”).  If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss.  Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time.  As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

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

For the three and six months ended July 31, 2006 and 2005, the following customers accounted for over 10% of the Company’s net revenue for the periods indicated (amounts less than 10% for these customers are not specified):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Net Revenue
EDS	21%	36%	22%	39%
UBS	15%	—	—	—

As of July 31, 2006, UBS accounted for 21% of the Company’s accounts receivable balance.

Comprehensive Net Loss

For the three months ended July 31, 2006, net loss and comprehensive net loss were both $3.8 million. For the six months ended July 31, 2006, net loss and comprehensive net loss were $9.6 million and $9.7 million, respectively, For the three months ended July 31, 2005, net loss and comprehensive net loss were $3.9 million and $4.0 million, respectively. For the six months ended July 31, 2005 net loss and comprehensive net loss were both $9.1 million. Other comprehensive loss includes foreign currency translation adjustments that would be excluded from net loss in all periods presented.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method and therefore the Company has not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, the Company recognized stock-based compensation expense of $4.0 million and $7.7 million during the three and six months ended July 31, 2006, respectively.

Under the modified-prospective transition method, stock-based compensation for fiscal 2007 includes expense for all equity awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Expense for all stock-based compensation awards granted after February 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the vesting period of the award. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense of fixed stock options was based on the difference between the deemed fair value of the Company’s stock on the date of the grant and the exercise price of the option. The Company’s deferred compensation balance of $2.6 million as of January 31, 2006, which was accounted for under APB 25, was reversed out of additional paid-in-capital upon the adoption of SFAS 123R.

As a result of adopting SFAS 123R on February 1, 2006, the Company’s net loss for the six months ended July 31, 2006 is $7.8 million higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the six months ended July 31, 2006 would have been $0.02 if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.10.

Net cash proceeds from the exercise of stock options were $854,000 and $551,000 for the six months ended July 31, 2006 and 2005, respectively. The Company did not realize any income tax benefit from stock option exercises during the six months ended July 31, 2006 and 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company’s 2000 Incentive Stock Plan (the “Stock Plan”) provides for the grant of incentive stock option awards to the Company’s employees and non-qualified stock option awards to its employees, directors and consultants. Stock option awards vest over a period of time as determined by the Board of Directors and have a maximum term of ten years. For grants to new hires, stock option awards generally vest with respect to 25% of the shares one year after the option grant date and the remainder vests ratably over the following three years. For grants to existing employees, stock option awards generally vest ratably over four years. As of July 31, 2006, there were 13.2 million shares of common stock remaining available for grant under the Stock Plan.

The Employee Stock Purchase Plan (the “ESPP”) contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of common stock that may be purchased under the ESPP is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. As of July 31, 2006, the Company had 5.0 million shares reserved for future issuance under the ESPP.

Under both SFAS 123 and SFAS 123R, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Awards
	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Risk-free interest yield	4.9%	3.9%	4.8%	3.9%
Expected life (years)	5.5	4.0	5.5	4.0
Volatility	88%	73%	90%	74%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $5.56 and $2.98 per share for stock options granted in the three month periods ended July 31, 2006 and 2005, respectively.  The weighted-average grant date fair value was $5.84 and $3.09 per share for stock options granted in the six month periods ended July 31, 2006 and 2005, respectively.

Under both SFAS 123 and SFAS 123R, the fair value of each stock purchase right granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Risk-free interest yield	4.6%	3.3%	4.6%	2.9%
Expected life (years)	2.0	2.0	2.0	2.0
Volatility	49%	65%	49%	76%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $3.05 and $2.51 per share for stock purchase rights granted in the three month periods ended July 31, 2006 and 2005, respectively.  The weighted-average fair value was $3.05 and $2.34 per share for stock purchase rights granted in the six month periods ended July 31, 2006 and 2005, respectively.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six month periods ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to February 1, 2006, the Company accounted for forfeitures as they occurred.

If compensation expense for the Company’s stock-based compensation plans had been determined using the fair-value method at the grant date for awards under those plans calculated using the Black-Scholes pricing model and recognized on a straight-line basis over the option vesting periods, the Company’s net loss for the three and six month periods ended July 31, 2005 would have resulted in the pro forma amounts indicated below (in thousands, except per share data):

	Three Months	Six Months
	Ended July 31,	Ended July 31,
	2005	2005
As reported net loss	$(3,924)	$(9,053)
Stock-based compensation expense included in reported net loss	622	776
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,261)	(6,243)

Pro forma net loss	$(6,563)	$(14,520)

Net loss per share:
As reported net loss per share—basic and diluted	$(0.04)	$(0.09)

Pro forma net loss per share—basic and diluted	$(0.07)	$(0.15)

The following table summarizes all activity under the Stock Plan for the periods indicated below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at February 1, 2006	16,917,311	$4.88

Granted	3,004,700	$7.86
Exercised	(384,089)	$2.45
Forfeitures or expirations	(282,309)	$6.16

Outstanding at July 31, 2006	19,255,613	$5.37	7.48	$37,526,622

Exercisable at July 31, 2006	10,874,169	$4.45	6.49	$30,381,970

The aggregate intrinsic value in the table above represents the total value that would have been received by the option holders had such holders exercised their options on the last trading day of the quarter, July 31, 2006. The aggregate intrinsic value of stock options exercised was $483,000 and $2.1 million for the three and six month periods ended July 31, 2006, respectively. As of July 31, 2006, $28.5 million of total unrecognized compensation cost related to stock options is expected to be amortized over a weighted-average period of 2.6 years. The expected amortization reflects only outstanding stock awards as of July 31, 2006.

The following table summarizes significant ranges of outstanding and exercisable options at July 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted
		Remaining	Average		Average
Ranges of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price
0.26 – 1.85	2,805,338	6.10	$1.25	2,546,452	$1.25
1.86 – 3.68	3,206,255	5.40	$3.16	3,160,844	$3.17
3.81 – 5.16	2,641,590	8.47	$4.88	881,715	$4.78
5.23 – 6.00	2,834,124	7.50	$5.78	1,562,799	$5.82
6.01 – 7.79	3,212,016	8.42	$7.13	1,182,302	$7.23
7.84 – 8.19	2,624,561	9.14	$7.96	477,396	$7.99
8.22 –18.00	1,931,729	7.67	$8.67	1,062,661	$8.95
	19,255,613	7.48	$5.37	10,874,169	$4.45

The contractual life of a stock option represents the maximum length of time that a stock option may remain outstanding. The weighted-average remaining contractual life for all exercisable stock options at July 31, 2006 was 6.5 years.

Restricted Stock

The Company has issued restricted stock awards to three executive officers. The common stock is subject to repurchase at the original issuance prices upon the termination of the stockholder’s employment if the underlying common stock has not yet vested.  These awards have a vesting period of three or four years.

The following table summarizes the Company’s unvested restricted stock activity for the six months ended July 31, 2006:

	Number of shares	Weighted Average Exercise Price	Weighted average grant date fair value
Unvested restricted stock at January 31, 2006	413,122	$0.001	6.98

Vested	(63,122)	$0.001	6.73

Unvested restricted stock at July 31, 2006	350,000	$0.001	$7.03

As of July 31, 2006, $2.2 million of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 3.4 years.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements  This Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies (FAS 5). FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

2.     Restructuring Costs

The Company accounts for restructuring activities in accordance with the provisions of SFAS No.  146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”).

The following table summarizes the Company’s restructuring charges for the six months ended July 31, 2006 is outlined as follows (in millions):

Facilities
Balance at January 31, 2006	1.5
Cash payments, net of sublease income	(0.1)

Balance at April 30, 2006	$1.4

Cash payments, net of sublease income	(0.1)

Balance at July 31, 2006	$1.3

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

In August 2004, EDS agreed to extend the term of the agreement through March 2008 and committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license.  These payments are in addition to the initial $52.0 million commitment.  Pursuant to this amendment, (a) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (b) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (c) EDS receives rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (d) the Company deposited funds into an escrow account that allowed EDS to periodically purchase certain third-party equipment and software for EDS’ use in connection with the Company’s software products, and (e) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term.  Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS.  Revenue under this arrangement will continue to be recognized ratably over the term of the arrangement, but in no case earlier than when monthly payments become due over the extended term of the amended agreement.

4.     Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the three and six month periods ended July 31, 2006 and 2005, the Company had only one operating segment. The Company is organized into three geographic regions:  North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenue generated in Americas	$20,739	$11,749	$37,360	$21,303
Revenue generated in EMEA	3,315	1,443	8,499	3,592
Revenue generated in APAC	1,080	931	1,271	1,843
	$25,134	$14,123	$47,130	$26,738

Please see Note 1, “Concentrations of Credit Risk and Significant Customers”, for a list of customers that accounted for over 10% of the Company’s net revenue for the periods indicated above. Net long-lived assets and total assets are located primarily in the United States.

5.     Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period. Outstanding unvested shares are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net loss per share because their effect would be antidilutive due to the net loss recorded. Diluted net loss per share excludes potential common shares outstanding as their effect is antidilutive, and also excludes unvested shares as their effect is also antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(3,767)	$(3,924)	$(9,565)	$(9,053)
Denominator:
Weighted-average common shares outstanding	100,167	98,429	100,051	98,291
Less: weighted average shares subject to repurchase	(481)	(517)	(526)	(562)

Shares used in basic and diluted net loss per share	99,686	97,912	99,525	97,729

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.09)

The Company has excluded the impact of all stock options and shares of common stock subject to repurchase from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive due to the net loss recorded.

For the three months ended July 31, 2006 and July 31, 2005, the Company excluded options to purchase 5.8 million and 17.0 million shares of common stock due to the net losses incurred during the periods, respectively, as their inclusion would be antidilutive. For the six months ended July 31, 2006, and July 31, 2005, the Company excluded options to purchase 4.5 million and 16.4 million shares of common stock due to the net losses incurred during the periods, respectively, as their inclusion would be antidilutive.

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

8.     Subsequent Event

On August 1, 2006, the Company completed the acquisition of all of the issued and outstanding capital stock of Creekpath Systems, Inc. (“Creekpath”), a developer of storage management software located in Boulder, Colorado. The purchase will help enable the Company to provide a comprehensive platform for data center automation. The consideration paid by the Company at closing consisted of approximately $10 million in cash.  Under an earnout provision, additional contingent consideration of up to $5.0 million in cash may be payable by the Company following the one-year anniversary of the closing. Of the total cash consideration paid at closing, approximately $2.25 million was withheld in an escrow account for indemnification in connection with, among other things, breaches of representations and warranties. The amount placed in escrow lapses over the 18 months following the completion of the merger.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company will allocate the purchase price of the acquisition to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (IPR&D), as applicable, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by the Company.

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

Overview

We are a provider of data center automation software for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of data center operations.  Our software automates data center operations across servers, software, applications and network devices and discovers and tracks assets across the data center environment.  Our software products automate formerly manual, time-consuming and error-prone tasks, including the provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, applications and network devices.

Opsware licenses its comprehensive data center automation solution suite as individual components and as an integrated software suite called Opsware System 6.   This suite includes Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager and The Opsware Network.  OSAS automates key server, software and application operations across geographically disparate locations and heterogeneous data center environments.  ONAS automates network device operations for data centers and remote locations.  OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets.  Opsware Visual Application Manager is a discovery and application mapping product that renders a complete picture of servers, software and network elements and their interdependencies.  From this visual interactive view, an IT organization can gain an understanding of the state of its data center environment, execute change actions and manage potential change conflicts.    The Opsware Network is a subscription service that complements certain of our software products by providing ongoing updates of security alerts and compliance policies.

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

Acquisition of Creekpath Systems

On August 1, 2006, we completed our acquisition of Creekpath Systems, Inc. (“Creekpath”), a developer of storage management software located in Boulder, Colorado.  We paid approximately $10 million in cash at the closing in exchange for all of the outstanding capital stock of Creekpath.  Under an earnout provision, additional contingent consideration of up to $5.0 million in cash may be payable by the Company following the one-year anniversary of the closing.   We intend to build upon the technology acquired from Creekpath and use it as the foundation for our upcoming application storage automation solution.  See Note 8, “Subsequent Event” in the notes to the condensed consolidated financial statements for a further description of this transaction.

Strategic Relationship with Cisco

In February 2006, we entered into a worldwide distribution agreement with Cisco Systems to distribute our ONAS product under the Cisco Systems brand name.  This agreement represents a significant expansion of our sales channel and market reach and provides additional sales opportunities for other products in our software automation suite, including our OSAS product.  We do not expect to recognize significant incremental revenue under this agreement during fiscal 2007, but expect that this agreement will contribute meaningfully to our fiscal 2008 revenue.  The three year term of this agreement commenced in May 2006 and renews automatically thereafter for one year terms, although it may be terminated earlier in certain circumstances.  There can be no assurance that we will realize the benefits anticipated by this agreement.

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

In August 2004, EDS agreed to extend the term of the agreement through March 2008 and committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license.  These payments are in addition to the initial $52.0 million commitment.  Pursuant to this amendment, (a) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (b) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (c) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (d) we deposited funds into an escrow account that allowed EDS to periodically purchase certain third-party equipment and software for EDS’ use in connection with our software products, and (e) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term.  Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated in advance by EDS.  Revenue under this arrangement will continue to be recognized ratably over the term of the arrangement, but in no case earlier than when monthly payments become due over the extended term of the amended agreement.

For the three month periods ended July 31, 2006 and July 31, 2005, EDS accounted for 21% and 36% of the Company’s net revenues, respectively. Although the percentage of our net revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Results of Operations

License revenue. License revenue consists of fees for term or perpetual licenses.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
License revenue	$17,907	$9,888	$33,268	$18,037
Percentage of total net revenues	71%	70%	71%	67%

License revenue increased by 81% and 84% during the three and six months ended July 31, 2006, respectively, when compared to the same periods in the prior year. The increase in absolute dollars during these periods was primarily due to the following factors: greater market acceptance of our products, an increase in our customer base, increased sales to existing customers, increased sales of our ONAS product and the establishment of VSOE of fair value for maintenance which allowed us to recognize revenue from sales more rapidly in some cases.  License revenue derived from customers other than EDS increased to $13.7 million and $24.9 million, or an increase of 138% and 154%, during the three and six months ended July 31, 2006, respectively, as compared with the same periods last year.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal quarter may not be based on, and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior quarterly periods. However, in recent quarters as our products have attained greater market acceptance, fewer of our sales transactions have contained terms, such as customer acceptance criteria, that require deferral of revenue.  Accordingly, our deferred revenue has decreased in recent quarters, and some revenue from more recent sales is being recognized more rapidly than in past periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
Services revenue	$7,227	$4,235	$13,862	$8,701
Percentage of total net revenues	29%	30%	29%	33%

Services revenue increased by 71% and 59% during the three and six months ended July 31, 2006, respectively, when compared to the same periods in the prior year. The increase in absolute dollars during both these periods was primarily due to an increase in sales of professional services and an increase in maintenance contracts, each resulting from the growth of our installed customer base.

Costs and Expenses

Cost of license revenue. Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
Cost of license revenue	$360	$260	$866	$340
Percentage of total license revenues	2%	3%	3%	2%

The increase in absolute dollars during both the three and six month periods was due to increased sales of royalty bearing products.

Cost of services revenue. Cost of services revenue consists primarily of salaries and other personnel related expenses, fees for outsourced contractors, facility costs and travel expenses.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
Cost of service revenue	$5,096	$3,222	$10,079	$6,164
Percentage of total service revenues	71%	76%	73%	71%

The increase in absolute dollars in both the three and six month periods was primarily due to an increase in service-related headcount from 60 on July 31, 2005 to 81 on July 31, 2006 and increased outsourced contractor fees, each of which was necessary to fulfill service obligations resulting from an increase in our customer base, as well as stock-based compensation expense of $366,000 and $702,000 allocated to cost of services revenue in connection with our application of SFAS 123R for these periods.  The decrease as a percentage of service revenue during the three month period was primarily due to a greater increase in revenue relative to the increase in expenses.  The increase as a percentage of service revenue for the six month period was primarily due to higher outsourced contractor fees for professional services engagements in foreign countries during the period ended July 31, 2006.

Amortization of developed technology. In connection with our previous acquisitions of Rendition Networks (“Rendition”) and Tangram Enterprise Solutions (“Tangram”),  we allocated a portion of the purchase price to developed technology.  The value assigned to Rendition’s developed technology was approximately $3.7 million, which we began amortizing through operating expenses in the first quarter of fiscal 2006 on a straight-line basis over a four-year estimated life at a rate of approximately $233,000 per quarter.  The value assigned to Tangram’s developed technology was approximately $2.9 million, which we began amortizing through operating expenses in the first quarter of fiscal 2005 on a straight-line basis over a four-year estimated life at a rate of approximately $179,000 per quarter.

Research and development. Research and development expenses consist primarily of salaries and other personnel related expenses, fees for consulting services, and facility costs.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
Research and development	$7,614	$5,644	$14,956	$11,336
Percentage of total net revenues	30%	40%	32%	42%

The increase in research and development expenses in absolute dollars in both the three and six month periods was primarily due to stock-based compensation expense allocated to research and development of $1.3 million and $2.5 million, respectively, in connection with our application of SFAS 123R, as well as increased salaries and other personnel related expenses. Research and development-related headcount increased from 120 on July 31, 2005 to 138 on July 31, 2006 to meet the current needs of our business. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during these periods.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel related expenses, travel expenses, advertising expenses, promotional expenses and facility costs.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
Sales and marketing	$11,946	$5,747	$22,852	$10,824
Percentage of total net revenues	48%	41%	48%	40%

The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues in both the three and six month periods was primarily due to increased salaries and other personnel related expenses, including commissions, stock-based compensation expense allocated to sales and marketing of $1.3 million and $2.5 million, respectively, in connection with our application of SFAS 123R and to a lesser extent, increases in advertising and promotional activities.  Our sales and marketing department headcount increased from 70 on July 31, 2005 to 118 on July 31, 2006 to meet the current needs of our business.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel related expenses, fees for outside professional services, and facility costs.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2006	2005	2006	2005
General and administrative	$4,457	$3,100	$8,703	$5,767
Percentage of total net revenues	18%	22%	18%	22%

The increase in general and administrative expenses in absolute dollars in both the three and six month periods was primarily due to stock-based compensation expense allocated to general and administrative of $1.1 million and $2.0 million, respectively, in connection with our application of SFAS 123R, as well as increased salaries and other personnel related expenses. General and administrative headcount increased from 39 on July 31, 2005 to 52 on July 31, 2006, to meet the current needs of our business. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during these periods.

In-process research and development charges. We expensed $1.2 million in the six months ended July 31, 2005 for in-process research and development (IPR&D) acquired in the purchase of Rendition Networks.  Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition.  Accordingly, this IPR&D amount was expensed on the acquisition date of Rendition Networks in February 2005.

Amortization of other acquisition-related intangibles. In connection with our previous acquisitions of Rendition and Tangram, we allocated a portion of the purchase price to customer relationships.  The value assigned to Rendition customer relationships was $2.7 million, which we began amortizing through operating expenses in the first quarter of fiscal 2006 on a straight-line basis over an estimated four-year life at a rate of approximately $169,000 per quarter.  The value assigned to Tangram customer relationships was $2.5 million, which we began amortizing through operating expenses in the first quarter of fiscal 2005 on a straight-line basis over an estimated four-year life at a rate of approximately $158,000 per quarter.

Interest and other income, net. Interest and other income, net, increased to $1.3 million in the three months ended July 31, 2006 from $675,000 in the same period last year. Interest and other income, net, increased to $2.3 million in the six months ended July 31, 2006 from $1.3 million in the same period last year. The increases were primarily due to higher interest rates earned on our cash and cash equivalents.

Provision for income taxes. We did not record a provision for income taxes in the three months ended July 31, 2006, compared to a $10,000 provision in the same period last year for estimated minimum state income tax. We recorded a $54,000 income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the six months ended July 31, 2006 as compared with a $12,000 provision recorded in the six months ended July 2005 for estimated minimum state income tax.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our stock, and the sale of our Managed Services Business. As of July 31, 2006, we had approximately $96.8 million in cash and cash equivalents, excluding restricted cash. In connection with the acquisition of Creekpath, we made a cash payment of approximately $10 million in August 2006.

Operating Activities

Net cash used in operating activities was $4.6 million and $736,000 for the six month periods ended July 31, 2006 and July 31, 2005, respectively. Net cash used in operating activities for the six month period ended July 31, 2006 was primarily the result of our net operating loss of $9.6 million, a $5.1 million decrease in deferred revenue, and a $3.2 million increase in accounts receivable, partially offset by non-cash charges of $7.7 million for stock-based compensation.  Net cash used in operating activities for the six month period ended July 31, 2005 was primarily the result of our net operating loss of $9.1 million and a $7.3 million decrease in advances from customers, partially offset by a $10.8 million increase in deferred revenue.

Investing Activities

Net cash used in investing activities was approximately $2.4 million and $16.0 million for the six month periods ended July 31, 2006 and July 31, 2005, respectively. Net cash used in investing activities for the six month period ended July 31, 2006 consisted primarily of purchases of property and equipment. Net cash used in investing activities for the three month period ended July 31, 2005 consisted primarily of $15.1 million in direct acquisition costs paid in connection with the acquisition of Rendition Networks and $1.1 million in purchases of property and equipment, partially offset by a $260,000 decrease in restricted cash.

Financing Activities

Net cash provided by financing activities was $1.9 million and $1.4 million for the six month periods ended July 31, 2006 and July 31, 2005, respectively. Net cash provided by financing activities for both periods was primarily attributable to proceeds received from the exercise of employee stock options and purchases of common stock made under our employee stock purchase plan.

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

Revenue Recognition.  We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, Revenue Arrangements with Multiple Deliverables.  For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable.  If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met.  We consider all arrangements with payment terms extending beyond twelve months not to be fixed or determinable in which case revenue is recognized no earlier than when payments become contractually due.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  No customer has a right of return privilege.

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements.  This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees.  VSOE of fair value for both the ongoing maintenance and support obligations (post contract support or PCS) and subscriptions to The Opsware Network (TON) within an arrangement is based upon the price charged the customer when PCS or TON is sold separately or in the absence of separate sales, upon substantive renewal rates stated in the contracts.  VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions.

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

Services revenue consists of revenue from PCS, TON and professional services agreements.  PCS agreements include ongoing customer support and rights to product updates if and when available.  Revenue under these arrangements is recognized ratably using the straight-line method over the period that the PCS is provided (generally one year).  TON agreements include a subscription to a service that provides ongoing updates of security alerts and compliance policies. Revenue under TON arrangements is recognized ratably using the straight-line method over the subscription period (generally one year).  Professional service revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting as defined in paragraph No. 65 of SOP 97-2.  The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee.  Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed.  If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method).  Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

For all periods included in our consolidated financials statements, in the case of OAMS and ONAS software, we recognize perpetual license revenue using the residual method after all elements other than maintenance and non-essential services have been delivered, provided that all of the criteria for revenue recognition discussed above are met.  Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, the date when we determined we had established VSOE of the fair value of maintenance and professional services for OSAS, we recognize both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of our software had been completed and all other elements of the arrangement had been delivered.  For OSAS arrangements entered into on or after May 1, 2005, we recognize revenue from perpetual licenses using the residual method.

Impairment of Long-Lived Assets and Intangible Assets.  We periodically review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment.  Some indicators of impairment include but are not limited to, a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses.  According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges.  We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value.  The new carrying value is then depreciated over the remaining estimated useful lives of the assets.  The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflects management’s best estimates. There were no impairment charges recorded in the three and six month periods ended July 31, 2006.

Impairment of Goodwill.  We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”).  In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel.  The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value.  To the extent that an impairment is indicated (fair value is less than carrying value), we must perform a second test to measure the amount of the impairment.  The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance.  The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates.  In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made.  We review for indicators of potential impairment of goodwill annually. No goodwill impairment charges were recorded in the three and six month periods ended July 31, 2006.

Goodwill as of July 31, 2006 was $27.5 million, which includes $23.9 million from our acquisition of Rendition Networks, which occurred on February 3, 2005.  As a result, if we are required to record a goodwill impairment charge in the future, any such charge may have a material impact on our results of operations for that reporting period.

Accounting for Stock-Based Compensation.  Effective February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method and therefore we have not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. We recognize compensation expense for stock option awards on a straight-line basis over the vesting period of the award.

As a result of implementing SFAS 123R, we recognized stock-based compensation expense of $4.0 million and $7.7 million during the three and six month periods ended July 31, 2006, respectively.

We believe that the adoption of SFAS 123R will continue to materially reduce our reported results of operations. The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of any new long-term incentive strategies involving stock awards, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards

Recent Accounting Pronouncement.   In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements  This Interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition and, clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies (FAS 5). FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial position and results of operations.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we primarily invest in money market instruments. However, due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point increase in interest rates would result in less than a $100,000 decrease (less than 1%) in our cash balance.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of July 31, 2006, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model shifted from providing managed Internet services to primarily licensing our software products.  We have relatively limited experience operating as a software company.  As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects.  Our potential for future profitability must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets.  Some of these risks relate to our potential inability to:

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

In addition, during our fiscal year 2006, the bulk of our license sales for the year occurred in the latter two fiscal quarters, and we believe this pattern will continue in future fiscal years.  This seasonality could make it more difficult to predict or understand our financial results, which could have an adverse impact on the trading price of our common stock.

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

Our sales in any quarter depend on a small number of relatively large transactions

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in current or subsequent quarters, are especially subject to fluctuation, because they normally depend on the completion of a small number of relatively large license transactions.  For example, one transaction with UBS accounted for approximately 15% of our net revenues during the three months ended July 31, 2006. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss or delay of any particular large order is significant.  As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period.

The data center automation market is relatively new and our business will suffer if the market does not develop as we expect.

The market for our products and services is relatively new and may not grow as we expect or be sustainable.  Potential customers may choose not to purchase data center automation software from a third-party provider due to concerns about security, reliability, vendor stability and viability, cost or system compatibility.  It is possible that our products may never achieve broad market acceptance.  We will incur operating expenses based to an extent on anticipated revenue trends that are difficult to predict given the recent emergence of the data center automation software market.  If this market does not develop, or develops more slowly than we expect, we may not achieve significant market acceptance for our software, our rate of revenue growth may be constrained and our operating results may suffer.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future.  In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS.  In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license.  For the quarter ended July 31, 2006, EDS accounted for 21% of our net revenue.  If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

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

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations.  Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer.  As a result, our sales effort requires highly trained sales personnel.  During fiscal 2006 and the first two quarters of fiscal 2007, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage, and we intend to continue to increase our sales force during the remainder of fiscal 2007.  Competition for these individuals is intense, and we may not be able to hire and retain the type and number of sales personnel we need.  Moreover, even after we hire these individuals, they require extensive training and time to become productive, and there is no guarantee that they will produce at the levels that we anticipate.  If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

Our operating results and financial condition may be materially harmed if we are not successful at managing and expanding our international sales.

Revenue from international customers accounts for a meaningful portion of our revenue, and we plan to increase our international sales efforts in the future.  Revenue from international customers accounted for 17.5% and 20.7% of our net revenue during the three and six month periods ended July 31, 2006.  Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales force and operations, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in certain foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

In addition, international business activities may subject us to a variety of risks and challenges, including the following:

•                               management, communication and integration problems resulting from cultural differences and geographic dispersion;

•                               compliance with foreign laws and adoption or changes in foreign laws, including requirements for export or import clearances in connection with the distribution of our products;

•                               competition from companies with international operations;

•                               difficulties in protecting intellectual property rights in international jurisdictions;

•                               political and economic instability in some international markets;

•                               currency fluctuations and exchange rates; and

•                              potentially adverse tax consequences or inability to realize tax benefits.

We may not succeed in our efforts to expand our international presence as a result of the factors described above or other factors that may have an adverse impact on our overall financial condition and results of operations.

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

We may continue to incur operating losses and negative cash flow in future periods.

We may be required to spend significant funds to continue developing our software products, and to expand our research and development and sales and marketing organizations to fit the needs of our business.  We have incurred significant operating and net losses and negative cash flow in the past and have not achieved profitability on a GAAP basis.  If our revenue grows more slowly than we anticipate or if our operating expenses increase by more than we expect, our cash flow and operating results will suffer.  Consequently, it is possible that we will never achieve profitability on a GAAP basis.  Even if we do achieve positive cash flow or profitability in any one quarter, we may not sustain or increase positive cash flow or profitability on a quarterly or annual basis in the future.

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

From time to time we make acquisitions of or investments in other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform.  For example, in August 2006, we acquired Creekpath Systems, a developer of storage management software located in Boulder, Colorado.  If we fail to evaluate and execute acquisitions or investments successfully, they may seriously harm our business.  We may not realize anticipated benefits from acquisitions if we are unable to do the following:

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

•                  integrate and retain personnel;

•                  effectively develop new products based upon acquired technologies;

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

Future acquisitions may result in entering into markets or acquiring technologies in areas in which we have little experience.  Future acquisitions also may result in customer dissatisfaction, new competitors, performance problems with an acquired company and its technology, dilutive issuances of equity securities, the use of a substantial portion of our cash and investment balances, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense.  Any of the foregoing and other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions.  Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our business, operating results, or financial condition.

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

Our business and operating results are subject to the effects of changes in general economic conditions and changes in the information technology market.  In addition, fears of recession or economic slowdown, war and acts of terrorism may impact global economies negatively.  We believe that, during the past few years, poor U.S. economic conditions, as well as a decline in worldwide economic conditions, led to reduced IT spending.  If these conditions resurface, demand for our products may be reduced.

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

To the extent that our product releases, such as our new System 6 integrated suite, contain incompatibility problems, defects, security flaws or other performance flaws, we may encounter one or more of the harms listed above and our operating results may be materially impacted.

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

•                  the loss of any of our significant customers or distribution partners, or our failure to obtain new customers or renew existing contracts;

•                  failure of our distribution relationships to provide results at anticipated levels;

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

As of September 1, 2006, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 19.6% of our outstanding common stock.  These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock.  In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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
/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Dated: September 8, 2006

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