Form 10-Q
period 2006-10-31
OPSWARE INC
filed 2006-12-11
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

There were 101,360,790 shares of the registrant’s Common Stock, par value $0.001, outstanding on December 1, 2006.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2006	January 31, 2006
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$91,206	$101,898
Accounts receivable, net	20,237	17,867
Prepaid expenses and other current assets	6,198	6,546
Total current assets	117,641	126,311
Property and equipment, net	5,678	3,944
Restricted cash	2,279	2,296
Prepaid rent	1,038	1,540
Other assets	499	380
Intangible assets, net	10,805	7,613
Goodwill	33,145	27,668
Total assets	$171,085	$169,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,254	$1,217
Other accrued liabilities	13,645	11,389
Advances from customers	—	721
Deferred revenue, current portion	27,047	29,473
Capital lease obligations	17	14
Accrued restructuring costs, current portion	366	298
Total current liabilities	42,329	43,112
Capital lease obligations, net of current portion	60	74
Deferred revenue, net of current portion	1,311	1,838
Accrued restructuring costs, net of current portion	906	1,190
Total liabilities	44,606	46,214

Stockholders’ equity:
Common stock	101	100
Additional paid-in capital	624,245	609,455
Deferred stock compensation	—	(2,606)
Accumulated deficit	(497,629)	(483,270)
Accumulated other comprehensive loss	(238)	(141)
Total stockholders’ equity	126,479	123,538
Total liabilities and stockholders’ equity	$171,085	$169,752

(A)                                The balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net revenue:
License revenue	$17,302	$11,463	$50,570	$29,500
Services revenue	7,739	4,284	21,601	12,985
Net revenue	25,041	15,747	72,171	42,485
Cost and expenses:
Cost of license revenue	358	329	1,224	669
Cost of services revenue*	5,545	3,207	15,624	9,371
Amortization of developed technology	761	412	1,585	1,228
Research and development*	8,183	5,433	23,139	16,311
Sales and marketing*	11,509	6,452	34,361	17,275
General and administrative*	4,220	2,812	12,923	9,038
In-process research and development charges	—	—	—	1,190
Restructuring recoveries, net	—	—	—	(18)
Amortization of other acquisition-related intangibles	338	327	992	975
Total cost and expenses	30,914	18,972	89,848	56,039
Loss from operations	(5,873)	(3,225)	(17,677)	(13,554)
Interest, other income and expense, net	1,148	853	3,441	2,141
Loss before income taxes	(4,725)	(2,372)	(14,236)	(11,413)
Provision for income taxes	69	8	123	20
Net loss	$(4,794)	$(2,380)	$(14,359)	$(11,433)
Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.14)	$(0.12)
Shares used in computing basic and diluted net loss per share	100,360	98,292	99,804	97,919

*  Includes stock-based compensation expense (recovery) of the following (see Note 1, “Accounting for Stock-Based Compensation):

Cost of services revenue	$397	$2	$1,099	$7
Research and development	1,363	258	3,857	850
Sales and marketing	1,327	23	3,819	174
General and administrative	1,152	(112)	3,153	(84)
Total stock-based compensation expense	$4,239	$171	$11,928	$947

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2006	2005
Operating activities:
Net loss	$(14,359)	$(11,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,937	2,108
Amortization of intangibles	2,577	2,203
Benefit related to stock-based compensation agreements	—	(139)
Amortization of deferred stock compensation	—	1,006
Stock-based compensation expense	11,928	—
Translation adjustment	(97)	—
Recovery on disposal of property and equipment	19	(8)
In-process research and development charges	—	1,190
Changes in operating assets and liabilities:
Accounts receivable, net	(2,370)	(7,029)
Prepaid expenses, other current assets and other assets	334	(1,473)
Prepaid rent	502	481
Accounts payable	(69)	(87)
Other accrued liabilities	1,792	3,150
Advances from customers	(721)	(7,910)
Deferred revenue	(3,474)	14,780
Accrued restructuring costs	(216)	(176)

Net cash used in operating activities	(2,217)	(3,337)
Investing activities:
Purchases of property and equipment	(3,676)	(1,501)
Restricted cash	22	260
Acquisition of businesses	(10,279)	(15,149)
Cash overdraft in acquisition of businesses	—	(22)

Net cash used in investing activities	(13,933)	(16,412)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	5,469	2,267
Receipt of proceeds from (principal payments on) capital lease obligations	(11)	91
Proceeds from repayment of notes receivable	—	1

Net cash provided by financing activities	5,458	2,359

Net decrease in cash and cash equivalents	(10,692)	(17,390)
Cash and cash equivalents at beginning of period	101,898	118,615

Cash and cash equivalents at end of period	$91,206	$101,225
Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to teminated employees	—	$71
Common stock issued in connection with the acquisition of Rendition Networks	—	16,398
Assumption of Rendition Networks vested options and unvested restricted stock	—	2,162

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware” or “the Company”) was incorporated on September 9, 1999 in the state of Delaware. The Company licenses its data center automation software suite to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of their data center operations.  This suite, which the Company sells as individual components and as an integrated software suite called Opsware System 6, includes Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager (VAM) and The Opsware Network (TON).  The Company’s software products automate key network, server and software operations in data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing and reallocating servers, network devices and applications. The Company’s products work across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

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

The results of operations for the three and nine months ended October 31, 2006 are not necessarily indicative of results for any other period.

Use of Estimates and Reclassifications

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements. In addition, certain amounts previously reported in the condensed consolidated statement of operations for the three and nine months ended October 31, 2005 have been reclassified to conform to the current periods’ presentation, including the reclassification of the presentation of recorded stock-based compensation expense from a single caption on the statement of operations entitled “Amortization of deferred stock compensation” to its current period presentation as components of each of the following statement of operations captions: “cost of services,” “research and development,” “sales and marketing” and “general and administrative.” Such reclassifications had no effect on the “total cost and expenses” or “net loss” as previously reported.

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

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements.  This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees.  VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon the price charged the customer when PCS is sold separately, or in the absence of separate sales, upon substantive renewal rates stated in the contracts.  VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in stand alone transactions

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term license arrangements.  The Company recognizes license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met.  Generally, these criteria are met at the time of delivery of the software to the customer.  The Company recognizes revenue under term licenses on a straight-line basis over the term of the arrangement once the criteria for revenue recognition have been met.  If an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from PCS, TON and professional services agreements.  PCS agreements include ongoing customer support and rights to product updates and upgrades, if and when available.  TON is a subscription service that complements certain of our software products by providing ongoing updates of security alerts and compliance policies.  Revenue under PCS and TON arrangements is recognized ratably using the straight-line method over the period that PCS and TON are provided (generally, one year).  Professional services revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2.  The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee.  Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed.  If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method).  In any event, contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

The Company recognizes revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless it is aware that a reseller does not have a purchase order or other contractual agreement with an end user to purchase the software.  In connection with sales to resellers, there is no right of return.

For all periods included in the Company’s consolidated financials statements, the Company recognizes perpetual license revenue from OAMS and ONAS arrangements using the residual method after all elements other than maintenance and non-essential services have been delivered, provided that all of the criteria for revenue recognition discussed above are met.  Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, which was the date when the Company determined it had established VSOE of the fair value of maintenance and professional services for OSAS, the Company recognized both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered.  For OSAS arrangements entered into on or after May 1, 2005, the Company recognizes revenue from perpetual licenses using the residual method.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment.  Some indicators of impairment could include a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses.  According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges.  The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value.  The new carrying value is then depreciated over the remaining estimated useful lives of the assets.  The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflect management’s best estimates.  There were no impairment charges recorded in the three and nine months ended October 31, 2006.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” or (“SFAS 142”).  In accordance with SFAS 142, goodwill is not amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel.  The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value.  To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment.  The Company operates as a single segment for reporting purposes.  The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance.  The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates.  In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the reporting period in which such impairment determination is made.  The Company reviews for indicators of potential impairment of goodwill at least annually.  No goodwill impairment charges were recorded in the three and nine months ended October 31, 2006.

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

For the three and nine months ended October 31, 2006 and 2005, the following customers accounted for over 10% of the Company’s net revenue for the periods indicated (amounts less than 10% for these customers are not specified):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net Revenue
EDS	21%	36%	22%	38%
Carahsoft (on behalf of a U.S. government agency)	—	12%	—	—

As of October 31, 2006, no customers accounted for more than 10% of the Company’s accounts receivable balance.

Comprehensive Net Loss

Comprehensive net loss is comprised of net loss and foreign currency translation gains or losses.  For the three months ended October 31, 2006, net loss and comprehensive net loss were both $4.8 million. For the nine months ended October 31, 2006, net loss and comprehensive net loss were $14.4 million and $14.5 million, respectively.  For the three months ended October 31, 2005, net loss and comprehensive net loss were both $2.4 million. For the nine months ended October 31, 2005 net loss and comprehensive net loss were $11.4 million and $11.5 million, respectively.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method and therefore the Company has not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, the Company recognized stock-based compensation expense of $4.2 million and $11.9 million during the three and nine months ended October 31, 2006, respectively.

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

As a result of adopting SFAS 123R, the Company’s net loss for the nine months ended October 31, 2006 is $12.4 million higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the nine months ended October 31, 2006 would have been $0.02 if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.14.

Net cash proceeds from the exercise of stock options were $2.8 million and $731,000 for the nine months ended October 31, 2006 and 2005, respectively. The Company did not realize any income tax benefit from stock option exercises during the nine months ended October 31, 2006 and 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The Company’s 2000 Incentive Stock Plan (the “Stock Plan”) provides for the grant of incentive stock option awards to the Company’s employees and non-qualified stock option awards to its employees, directors and consultants. Stock option awards vest over a period of time as determined by the Board of Directors and have a maximum term of ten years. For grants to new hires, stock option awards generally vest with respect to 25% of the shares one year after the option grant date and the remainder vests ratably over the following three years. For grants to existing employees, stock option awards generally vest ratably over four years. As of October 31, 2006, there were 12.9 million shares of common stock remaining available for grant under the Stock Plan.

The Company’s Employee Stock Purchase Plan (the “ESPP”) contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of common stock that may be purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. As of October 31, 2006, the Company had 4.6 million shares reserved for future issuance under the ESPP.

Under both SFAS 123 and SFAS 123R, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Awards
	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Risk-free interest yield	4.6%	4.3%	4.8%	3.9%
Expected life (years)	5.5	4.0	5.5	4.0
Volatility	87%	71%	89%	73%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $5.87 and $2.69 per share for stock options granted in the three month periods ended  October 31, 2006 and 2005, respectively.  The weighted-average grant date fair value was $5.84 and $3.03 per share for stock options granted in the nine month periods ended October 31, 2006 and 2005, respectively.

Under both SFAS 123 and SFAS 123R, the fair value of each stock purchase right granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Purchase Plan
	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Risk-free interest yield	4.9%	3.8%	4.8%	3.5%
Expected life (years)	2.0	2.0	2.0	2.0
Volatility	50%	61%	50%	68%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $2.69 and $2.25 per share for stock purchase rights granted in the three month periods ended October 31, 2006 and 2005, respectively.  The weighted-average fair value was $2.82 and $2.19 per share for stock purchase rights granted in the nine month periods ended October 31, 2006 and 2005, respectively.

The expected life represents the weighted-average period that an equity award is expected to remain outstanding and is based on the actual and expected time for either post-vesting exercise or forfeitures of options by employees.  The Company uses historical volatility in deriving its expected volatility assumption.  The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s equity awards. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine month periods ended October 31, 2006 is based on awards ultimately expected to vest, the expense amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to February 1, 2006, the Company accounted for forfeitures as they occurred.

If the Company had adopted SFAS 123R during the three and nine month periods ended October 31, 2005, the Company’s net loss for these periods would have resulted in the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
As reported net loss	$(2,380)	$(11,433)
Stock-based compensation expense included in reported net loss	171	947
Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,122)	(9,326)

Pro forma net loss	$(5,331)	$(19,812)

Net loss per share:
As reported net loss per share—basic and diluted	$(0.02)	$(0.12)

Pro forma net loss per share—basic and diluted	$(0.05)	$(0.20)

The following table summarizes all activity under the Stock Plan for the periods indicated below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at February 1, 2006	16,917,311	$4.88

Granted	3,635,425	$7.89
Exercised	(926,217)	$3.02
Forfeitures or expirations	(563,323)	$6.51

Outstanding at October 31, 2006	19,063,196	$5.49	7.31	$69,243,491

Exercisable at October 31, 2006	11,265,694	$4.59	6.37	$51,406,631

The aggregate intrinsic value in the table above represents the total value that would have been received by the option holders had such holders exercised their options on the last trading day of the quarter, October 31, 2006. The aggregate intrinsic value of stock options exercised was $2.6 million and $4.7 million for the three and nine month periods ended October 31, 2006, respectively. As of October 31, 2006, $27.8 million of total unrecognized compensation expense related to stock options is expected to be amortized over a weighted-average period of 2.6 years. The expected amortization reflects only stock awards outstanding as of October 31, 2006.

The following table summarizes significant ranges of outstanding and exercisable options at October 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted
		Remaining	Average		Average
Ranges of	Number	Contractual Term	Exercise	Number	Exercise
Exercise Prices	of Shares	(in years)	Price	of Shares	Price
0.26 – 1.85	2,687,909	5.85	$1.27	2,580,563	$1.25
1.86 – 3.68	2,983,011	5.13	$3.25	2,948,632	$3.25
3.81 – 5.13	2,412,793	8.20	$4.85	1,010,734	$4.76
5.15 – 6.00	2,858,020	7.27	$5.75	1,713,035	$5.80
6.01 – 7.79	3,369,434	8.28	$7.12	1,300,607	$7.24
7.84 – 8.19	2,552,511	8.88	$7.96	615,918	$7.98
8.22 –18.00	2,199,518	7.85	$8.72	1,096,205	$8.93
	19,063,196	7.31	$5.49	11,265,694	$4.59

The contractual term of a stock option represents the maximum length of time that a stock option may remain outstanding.

Restricted Stock

The Company has issued restricted stock awards to three executive officers. The common stock is subject to repurchase at the original issuance prices upon the termination of the stockholder’s employment if the underlying common stock has not yet vested.  These awards have a vesting period of three or four years.

The following table summarizes the Company’s unvested restricted stock activity for the nine months ended October 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Unvested restricted stock at January 31, 2006	413,122	$0.001	$6.98

Vested	(88,122)	$0.001	$6.82

Unvested restricted stock at October 31, 2006	325,000	$0.001	$7.03

As of October 31, 2006, $2.0 million of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 3.1 years.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies (“FAS 5”). FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

2.    Acquisitions

CreekPath Systems.

On August 1, 2006, the Company acquired CreekPath Systems, a provider of IT storage management software and services that will help enable the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. The transaction was valued at approximately $10.6 million, which included cash consideration of $10.2 million and approximately $357,000 of direct acquisition costs. The transaction was accounted for using the purchase method. Approximately $2.25 million of the cash paid in the acquisition was placed in escrow as security for the satisfaction of indemnification claims, if any, by the Company under the merger agreement. All funds remaining in the escrow account following 18 months from the completion of the merger will be distributed to CreekPath Systems stockholders.  Under an earnout provision, additional contingent consideration of up to $5.0 million in cash may be payable by the Company following the one-year anniversary of the closing.

The results of operations for CreekPath Systems were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, which was August 1, 2006.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the liabilities and tangible and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was determined by management based on several factors, including independent valuations and estimates and assumptions by the Company. The purchase price allocation for purchase accounting purposes may be adjusted during the one year following the closing date based on higher than expected acquisition costs or unforeseen pre-acquisition liabilities.

A summary of the total purchase price is as follows (in thousands):

Cash consideration	$10,200
Direct costs of the acquisition	357

Total purchase price	$10,557

The total purchase price has been preliminarily allocated as follows (in thousands):

Cash	$146
Other current assets	105
Property and equipment, net	14
Amortizable intangible assets:
Developed Technology	5,590
Customer Relationships	180
Goodwill	5,613
Accounts payable	(106)
Other accrued liabilities	(102)
Restructuring liabilities	(362)
Deferred revenue	(521)

Total purchase price	$10,557

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired.

Intangible assets

The Company is amortizing the intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $1.1 million and $2.6 million for the three and nine months ended October 31, 2006, respectively. Total intangible assets subject to amortization are as follows (in thousands):

	October 31, 2006
	Gross carrying value	Accumulated amortization	Net carrying value
Developed technology	$12,182	$(3,900)	$8,282
Customer relationships	5,415	(2,892)	2,523

Total	17,597	(6,792)	10,805

	January 31, 2006
	Gross carrying value	Accumulated amortization	Net carrying value
Developed technology	$6,592	$(2,314)	$4,278
Customer relationships	5,235	(1,900)	3,335

Total	$11,827	$(4,214)	$7,613

The aggregate estimated annual intangible amortization expense through July 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization

2007	1,100
2008	4,400
2009	3,129
2010	1,456
2011	720

$10,805

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations for the Company and CreekPath Systems as if the acquisition had occurred as of the beginning of the earliest period presented. CreekPath Systems’ operating results have been included in the Company’s operating results since the date of acquisition, which was August 1, 2006. As the acquisition of CreekPath Systems closed on the first day of the Company’s third quarter, the unaudited pro forma financial information for the nine months ended October 31, 2006 was derived from the Company’s condensed consolidated statements of operations for the nine months ended October 31, 2006 and CreekPath Systems’ unaudited statements of operations for the six months ended June 30, 2006. The unaudited pro forma financial information for the nine months ended October 31, 2005 was derived from the Company’s condensed consolidated statements of operations for the period and CreekPath Systems unaudited statements of operations for the nine months ended September 30, 2005. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted average outstanding common stock of the Company during the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Nine months ended	Nine months ended
	October 31, 2006	October 31, 2005

Net revenue	$72,992	$47,635
Net loss	$(18,495)	$(19,735)
Basic and diluted net loss per share	$(0.19)	$(0.20)

3.              Restructuring Costs

The Company accounts for restructuring activities in accordance with the provisions of SFAS No.  146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”).

The following table summarizes the Company’s restructuring charges for the nine months ended October 31, 2006 is outlined as follows (in thousands):

Facilities
Balance at January 31, 2006	$1,488

Cash payments, net of sublease income	(56)
Balance at April 30, 2006	1,432

Cash payments, net of sublease income	(106)

Balance at July 31, 2006	1,326

Cash payments, net of sublease income	(54)

Balance at October 31, 2006	$1,272

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

In August 2004, EDS agreed to extend the term of the agreement through March 2008 and committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license.  These payments are in addition to the initial $52.0 million commitment.  Pursuant to this amendment, (a) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (b) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (c) EDS receives rights to license all future products released by the Company, when and if available for commercial release, for no additional fee, (d) the Company deposited funds into an escrow account that allowed EDS to periodically purchase certain third-party equipment and software for EDS’ use in connection with the Company’s software products, and (e) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term.  Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated six months in advance by EDS.  Revenue under this arrangement will continue to be recognized ratably over the term of the arrangement, but in no case earlier than when monthly payments become due over the extended term of the amended agreement.

5.              Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the three and nine month periods ended October 31, 2006 and 2005, the Company had only one operating segment. The Company is organized into three geographic regions:  North and South America (Americas); Europe, Middle East and Africa (EMEA); and Asia Pacific (APAC). Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenue generated in Americas	$22,116	$14,026	$59,476	$35,329
Revenue generated in EMEA	1,934	473	10,433	4,065
Revenue generated in APAC	991	1,248	2,262	3,091
	$25,041	$15,747	$72,171	$42,485

Please see Note 1, “Concentrations of Credit Risk and Significant Customers”, for a list of customers that accounted for over 10% of the Company’s net revenue for the periods indicated above. Net long-lived assets and total assets are located primarily in the United States.

6.              Net Loss Per Share

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(4,794)	$(2,380)	$(14,359)	$(11,433)
Denominator:
Weighted-average common shares outstanding	100,745	98,717	100,283	98,434
Less: weighted average shares subject to repurchase	(385)	(425)	(479)	(515)
Shares used in basic and diluted net loss per share	100,360	98,292	99,804	97,919
Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.14)	$(0.12)

The Company has excluded the impact of all stock options and shares of common stock subject to repurchase from the calculation of historical diluted consolidated net loss per common share because all such securities are antidilutive due to the net loss recorded.

For the three months ended October 31, 2006 and 2005, the Company excluded options to purchase 2.6 million and 17.3 million shares of common stock due to the net losses incurred during the periods, respectively, as their inclusion would be antidilutive. For the nine months ended October 31, 2006, and 2005, the Company excluded options to purchase 4.2 million and 16.4 million shares of common stock due to the net losses incurred during the periods, respectively, as their inclusion would be antidilutive.

7.              Legal Proceedings

As of the date of filing of this Quarterly Report, the Company was not involved in any material legal proceedings. In the future, the Company may be subject to legal proceedings. Any litigation, even if not successful against the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

8.              Guarantees and Indemnifications

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

Opsware licenses its comprehensive data center automation solution suite as individual components and as an integrated software suite called Opsware System 6.   This suite includes Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager (VAM) and The Opsware Network (TON).  OSAS automates key server, software and application operations across geographically disparate locations and heterogeneous data center environments.  ONAS automates network device operations for data centers and remote locations.  OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets.  VAM is a discovery and application mapping product that renders a complete picture of servers, software and network elements and their interdependencies.  From this visual interactive view, an IT organization can gain an understanding of the state of its data center environment, execute change actions and manage potential change conflicts.    TON is a subscription service that complements certain of our software products by providing ongoing updates of security alerts and compliance policies.

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

Acquisition of CreekPath Systems

On August 1, 2006, we completed our acquisition of CreekPath Systems, Inc. (“CreekPath”), a developer of storage management software located in Boulder, Colorado.  We paid $10.2 million in cash at the closing in exchange for all of the outstanding capital stock of CreekPath, plus approximately $357,000 in related transaction costs.  Under an earnout provision, additional contingent consideration of up to $5.0 million in cash may be payable by the Company following the one-year anniversary of the closing.   We intend to build upon the technology acquired from CreekPath and use it as the foundation for our upcoming application storage automation solution.  See Note 2, “Acquisitions” in the notes to the condensed consolidated financial statements for a further description of this transaction.

Strategic Relationship with Cisco

In February 2006, we entered into a worldwide distribution agreement with Cisco Systems to distribute our ONAS product under the Cisco Systems brand name.  This agreement represents a significant expansion of our sales channel and market reach and provides additional sales opportunities for other products in our software automation suite, including our OSAS product.  During fiscal 2007, we do not expect that this agreement will generate significant revenue that is incremental to our fiscal 2007 revenue expectations, but expect that this agreement will contribute meaningfully to our fiscal 2008 revenue.  The three year term of this agreement commenced in May 2006 and renews automatically thereafter for one year terms, although it may be terminated earlier in certain circumstances.  There can be no assurance that we will fully realize the benefits anticipated by this agreement.

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

In August 2004, EDS agreed to extend the term of the agreement through March 2008 and committed to pay additional license and maintenance fees of approximately $50.0 million over the term of the extended license.  These payments are in addition to the initial $52.0 million commitment.  Pursuant to this amendment, (a) EDS is required to pay $2.0 million per month from August 15, 2004 through August 14, 2005 and $1.6 million per month thereafter through March 2008, (b) EDS’ monthly payments are no longer dependent upon the number of devices being managed by our software products, (c) EDS receives rights to license all future products released by us, when and if available for commercial release, for no additional fee, (d) we deposited funds into an escrow account that allowed EDS to periodically purchase certain third-party equipment and software for EDS’ use in connection with our software products, and (e) dedicated Opsware support personnel will continue to be provided to EDS for the duration of the extended term.  Following the extended term, the agreement will automatically renew at a fee of $1.6 million per month for five successive one-year terms unless terminated six months in advance by EDS.  Revenue under this arrangement will continue to be recognized ratably over the term of the arrangement, but in no case earlier than when monthly payments become due over the extended term of the amended agreement.

For the three month periods ended October 31, 2006 and October 31, 2005, EDS accounted for 21% and 36% of the Company’s net revenues, respectively. Although the percentage of our net revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Results of Operations

License revenue. License revenue consists of fees for term or perpetual licenses.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
License revenue	$17,302	$11,463	$50,570	$29,500
Percentage of total net revenue	69%	73%	70%	69%

License revenue increased by 51% and 71% during the three and nine months ended October 31, 2006, respectively, when compared to the same periods in the prior year. The increase in absolute dollars during these periods was primarily due to the following factors: greater market acceptance of our products, an increase in our customer base, increased sales to existing customers and the establishment of VSOE of fair value for maintenance which allowed us to recognize revenue from sales more rapidly in some cases.  License revenue derived from customers other than EDS increased to $12.0 million and $34.8 million, or an increase of 74% and 108%, during the three and nine months ended October 31, 2006, respectively, as compared with the same periods last year.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal quarter may not be based on, and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior quarterly periods. However, in recent quarters, as our products have attained greater market acceptance, fewer of our sales transactions have contained terms, such as customer acceptance criteria, that require deferral of revenue.  Accordingly, some revenue from more recent sales is being recognized more rapidly than in past periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Services revenue	$7,739	$4,284	$21,601	$12,985
Percentage of total net revenue	31%	27%	30%	31%

Services revenue increased by 81% and 66% during the three and nine months ended October 31, 2006, respectively, when compared to the same periods in the prior year. The increase in absolute dollars during both these periods was primarily due to an increase in sales of professional services and an increase in maintenance contracts, each resulting from the growth of our installed customer base.

Costs and Expenses

Cost of license revenue. Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Cost of license revenue	$358	$329	$1,224	$669
Percentage of total license revenue	2%	3%	2%	2%

The increase in absolute dollars during both the three and nine month periods was due to increased sales of royalty bearing products.

Cost of services revenue. Cost of services revenue consists primarily of salaries and other personnel related expenses, fees for outsourced contractors, facility costs and travel expenses.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Cost of service revenue	$5,545	$3,207	$15,624	$9,371
Percentage of total service revenue	72%	75%	72%	72%

The increase in absolute dollars in both the three and nine month periods was primarily due to an increase in service-related headcount from 61 on October 31, 2005 to 90 on October 31, 2006 and increased outsourced contractor fees, each of which was necessary to fulfill service obligations resulting from an increase in our customer base, as well as stock-based compensation expense of $397,000 and $1.1 million that was allocated to cost of services revenue in connection with our application of SFAS 123R in the current periods.  The decrease as a percentage of service revenue during the three month period was primarily due to a greater increase in revenue relative to the increase in expenses.  The increase as a percentage of service revenue for the nine month period was primarily due to higher outsourced contractor fees for professional services engagements in foreign countries during the nine month period ended October 31, 2006.

Amortization of developed technology. Amortization of developed technology consists of the amortization of a portion of the purchase price of our previous acquisitions that was allocated to developed technology.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Amortization of developed technology	$761	$412	$1,585	$1,228
Percentage of total net revenue	3%	3%	2%	3%

The increase in amortization of developed technology in absolute dollars in both the three and nine month periods was due to our acquisition of CreekPath during August 2006. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in amortization incurred during the nine month period.

Research and development. Research and development expenses consist primarily of salaries and other personnel related expenses, fees for consulting services and facility costs.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Research and development	$8,183	$5,433	$23,139	$16,311
Percentage of total net revenue	33%	35%	32%	38%

The increase in research and development expenses in absolute dollars in both the three and nine month periods was primarily due to stock-based compensation expense allocated to research and development of $1.4 million and $3.9 million, respectively, in connection with our application of SFAS 123R in the current periods, as well as increased salaries and other personnel related expenses. Research and development-related headcount increased from 124 on October 31, 2005 to 150 on October 31, 2006, which reflects the effect of the CreekPath acquisition as well as additional hiring necessary to meet the current needs of our business. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during these periods.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and other personnel related expenses, travel expenses, advertising expenses, promotional expenses and facility costs.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Sales and marketing	$11,509	$6,452	$34,361	$17,275
Percentage of total net revenue	46%	41%	48%	41%

The increase in sales and marketing expenses in absolute dollars and as a percentage of net revenue in both the three and nine month periods was primarily due to increased salaries and other personnel related expenses, including commissions, stock-based compensation expense allocated to sales and marketing of $1.3 million and $3.8 million, respectively, in connection with our application of SFAS 123R in the current periods and to a lesser extent, increases in advertising and promotional activities.  Our sales and marketing department headcount increased from 76 on October 31, 2005 to 127 on October 31, 2006 to meet the current needs of our business, which included expansion of our international sales and marketing efforts.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel related expenses, fees for outside professional services and facility costs.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
General and administrative	$4,220	$2,812	$12,923	$9,038
Percentage of total net revenue	17%	18%	18%	21%

The increase in general and administrative expenses in absolute dollars in both the three and nine month periods was primarily due to stock-based compensation expense allocated to general and administrative of $1.2 million and $3.2 million, respectively, in connection with our application of SFAS 123R in the current periods, as well as increased salaries and other personnel related expenses. General and administrative headcount increased from 42 on October 31, 2005 to 55 on October 31, 2006, to meet the current needs of our business. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during these periods.

In-process research and development charges. We expensed $1.2 million in the nine months ended October 31, 2005 for in-process research and  development (IPR&D) acquired in the purchase of Rendition Networks.  Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition.  Accordingly, this IPR&D amount was expensed on the acquisition date of Rendition Networks in February 2005.

Amortization of other acquisition-related intangibles. Amortization of other acquisition-related intangibles consists of the amortization of a portion of the purchase price of our previous acquisitions that was allocated to customer relationships.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
($ in thousands)	2006	2005	2006	2005
Amortization of other acquisition-related intangibles	$338	$327	$992	$975
Percentage of total net revenue	1%	2%	1%	2%

The increase in amortization of other acquisition-related intangibles in absolute dollars in both the three and nine month periods was due to our acquisition of CreekPath during August 2006. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in amortization incurred during these periods.

Interest and other income, net. Interest and other income, net, increased to $1.1 million in the three months ended October 31, 2006 from $853,000 in the same period last year. Interest and other income, net, increased to $3.4 million in the nine months ended October 31, 2006 from $2.1 million in the same period last year. The increases were primarily due to higher interest rates earned on our cash and cash equivalents.

Provision for income taxes. We recorded a $69,000 income tax provision for foreign withholding taxes paid in connection with the sale of a software license to one of our customers during the three months ended October 31, 2006, compared to an $8,000 provision in the same period last year for estimated minimum state income tax. We recorded a $123,000 income tax provision for foreign withholding taxes during the nine months ended October 31, 2006 as compared with a $20,000 provision recorded in the nine months ended October 2005 for estimated minimum state income tax.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our stock, and the sale of our Managed Services Business. As of October 31, 2006, we had approximately $91.2 million in cash and cash equivalents, excluding restricted cash.

Operating Activities

Net cash used in operating activities was $2.2 million and $3.3 million for the nine month periods ended October 31, 2006 and 2005, respectively. Net cash used in operating activities for the nine month period ended October 31, 2006 was primarily the result of our net operating loss of $14.4 million, a $3.5 million decrease in deferred revenue, and a $2.4 million increase in accounts receivable, partially offset by non-cash charges of $11.9 million for stock-based compensation.  Net cash used in operating activities for the nine month period ended October 31, 2005 was primarily the result of our net operating loss of $11.4 million, a $7.9 million decrease in advances from customers, and a $7.0 million increase in accounts receivable, partially offset by a $14.8 million increase in deferred revenue.

Investing Activities

Net cash used in investing activities was approximately $13.9 million and $16.4 million for the nine month periods ended October 31, 2006 and 2005, respectively. Net cash used in investing activities for the nine month period ended October 31, 2006 consisted primarily of $10.3 million in acquisition costs paid in connection with the acquisition of CreekPath and $3.7 million in purchases of property and equipment. Net cash used in investing activities for the nine month period ended October 31, 2005 consisted primarily of $15.1 million in acquisition costs paid in connection with the acquisition of Rendition Networks and $1.5 million in purchases of property and equipment, partially offset by a $260,000 decrease in restricted cash.

Financing Activities

Net cash provided by financing activities was $5.5 million and $2.4 million for the nine month periods ended October 31, 2006 and 2005, respectively. Net cash provided by financing activities for both periods was primarily attributable to proceeds received from the exercise of employee stock options and purchases of common stock made under our employee stock purchase plan.

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

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements.  This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees.  VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon the price charged the customer when PCS is sold separately or in the absence of separate sales, upon substantive  renewal rates stated in the contracts.  VSOE of fair value for professional services, such as consulting, is based upon hourly or daily rates charged under separate sales of these services to other customers in standalone transactions.

License revenue consists of license fees charged for the use of our products under perpetual or term license arrangements.  We recognize license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met.  Generally, these criteria are met at the time of delivery of the software to the customer.  We recognize revenue under term licenses on a straight-line basis over the term of the arrangement once the criteria for revenue recognition have been met.  If an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from PCS, TON and professional services agreements.  PCS agreements include ongoing customer support and rights to product updates, if and when available.  Revenue under PCS and TON arrangements is recognized ratably using the straight-line method over the period that PCS and TON are provided (generally, one year).  Professional services revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2.  The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee.  Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed.  If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage of completion or the completed-contract method).  In any event, contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

We recognize revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue recognition criteria unless we are aware that a reseller does not have a purchase order or other contractual agreement with an end user to purchase the software.  In connection with sales to resellers, there is no right of return.

For all periods included in our consolidated financials statements, we recognize perpetual license revenue from OAMS and ONAS arrangements using the residual method after all elements other than maintenance and non-essential services have been delivered, provided that all of the criteria for revenue recognition discussed above are met.  Generally, these criteria are met at the time of delivery.  For OSAS arrangements entered into prior to May 1, 2005, which was the date when we determined we had established VSOE of the fair value of maintenance and professional services for OSAS, we recognized both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of our software had been completed and all other elements of the arrangement had been delivered.  For OSAS arrangements entered into on or after May 1, 2005, we recognize revenue from perpetual licenses using the residual method.

Impairment of Long-Lived Assets and Intangible Assets.  We periodically review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment.  Some indicators of impairment could include a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses.  According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges.  We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value.  The new carrying value is then depreciated over the remaining estimated useful lives of the assets.  The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflect management’s best estimates. There were no impairment charges recorded in the three and nine month periods ended October 31, 2006.

Impairment of Goodwill.  We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”).  In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present.  Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel.  The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value.  To the extent that an impairment is indicated (fair value is less than carrying value), we must perform a second test to measure the amount of the impairment.  The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance.  The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates.  In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made.  We review for indicators of potential impairment of goodwill annually. No goodwill impairment charges were recorded in the three and nine month periods ended October 31, 2006.

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

As a result of implementing SFAS 123R, we recognized stock-based compensation expense of $4.2 million and $11.9 million during the three and nine month periods ended October 31, 2006, respectively.

We believe that the adoption of SFAS 123R will continue to materially reduce our reported results of operations. The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of any new long-term incentive strategies involving stock awards, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards.

Recent Accounting Pronouncement, In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies (“FAS 5”). FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial position and results of operations.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have limited exposure to financial market risks, including changes in interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations due to the fixed nature of our debt obligations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since we primarily invest in money market instruments. However, due to the short-term nature of our investments, we believe that we are not subject to any material market risk exposure. A hypothetical 100 basis point change in interest rates would result in less than a $100,000 change (less than 1%) in our cash balance.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of October 31, 2006, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

•                  changes in the mix of higher-margin software products versus lower-margin integration and support services, and in the mix of sales through our direct versus indirect channels;

•                  the timing of signing contracts with customers;

•                  that for the foreseeable future, whether we meet our sales targets will depend on closing a small number of relatively large deals each quarter;

•                  the timing and magnitude of operating expenses and capital expenditures;

•                  the effect of any non-cash stock-based compensation;

•                  the timing of our satisfaction of revenue recognition criteria;

•                  changes in our pricing policies or those of our competitors;

•                  the timing of product releases or upgrades by us or by our competitors;

•                  costs related to the various third-party technologies we may incorporate into our technology and services; and

•                  any downturn in our customers’ and potential customers’ businesses or in economic conditions generally.

We are planning to increase our operating expenses and capital expenditures in order to support our growth plans and based on our estimates of future revenue.  We believe that these expenditures are necessary in order to position our company for growth, but there is no assurance that these investments will result in sales and revenue substantial enough to compensate for these expenses.  We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations.

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

Our sales in any quarter depend on closing a small number of relatively large transactions.

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

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future.  In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS.  In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license.  For the quarter ended October 31, 2006, EDS accounted for 21% of our net revenue.  If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

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

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations.  Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer.  As a result, our sales effort requires highly trained sales personnel.  During fiscal 2006 and the first three quarters of fiscal 2007, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage, and we intend to continue to increase our sales force during the remainder of fiscal 2007.  Competition for these individuals is intense, and we may not be able to hire and retain the type and number of sales personnel we need.  Moreover, even after we hire these individuals, they require extensive training and time to become productive, and there is no guarantee that they will produce at the levels that we anticipate.  If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

We are currently experiencing a period of rapid growth in our headcount and operations, which has placed, and will continue to place a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.  To successfully manage this growth, we will need to continue to implement additional management information systems, continue the development of our operating, administrative, financial and accounting systems and controls and maintain close coordination among our executive, engineering, finance, legal, marketing, sales and operations organizations.  Any failure by us to properly manage growth could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

In particular, we intend to implement a new Enterprise Resource Planning system, or ERP system, in the near future. If we are unable to implement the ERP system in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results and financial condition may be materially harmed if we are not successful at managing and expanding our international sales.

Revenue from international customers accounts for a meaningful portion of our revenue, and we plan to increase our international sales efforts in the future.  Revenue from international customers accounted for 12% and 18% of our net revenue during the three and nine month periods ended October 31, 2006, respectively.  Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales force and operations, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in certain foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

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

The new accounting treatment for stock options has significantly impacted our results of operations and may lead to changes in our equity compensation strategy that could negatively impact our ability to attract and retain employees.

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

As of December 1, 2006, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 19.6% of our outstanding common stock.  These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock.  In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 20, 2006 in Sunnyvale, California. Of the 100,141,278 shares outstanding as of the record date, holders of 93,602,029 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

1.    To elect three Class III directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Abstained	Withheld

William V. Campbell	88,422,099	0	5,179,925

Michael S. Ovitz	90,850,834	0	2,751,190

Michelangelo A. Volpi	62,417,641	0	31,184,383

2     To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2007.

Votes for:	93,513,725

Votes against:	85,678

Abstained:	2,621

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
Dated: December 11, 2006

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