Form 10-K
period 2007-01-31
OPSWARE INC
filed 2007-04-13
CIK 1100813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ Global Market of the registrant’s Common Stock on July 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $545 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2007, 102,297,720 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders, scheduled for June 26, 2007.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding anticipated market trends and uncertainties, expected financial and operating results, anticipated capital expenditures, international sales expansion, expected revenue generated from the sale of our software products, including the impact of our license and maintenance agreement with EDS and our distribution arrangement with Cisco, the impact of applying SFAS 123(R), the adequacy of our capital resources to fund our operations, the anticipated increase in customer expansion of our target markets, the timing of new product releases, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and expansion in our direct and indirect sales organizations.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from the outcomes expressed or implied by these statements. These factors include those listed in Item 1A “Risk Factors and elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1.                BUSINESS

Overview

We are a provider of data center automation software products for enterprises, government agencies and service providers seeking to reduce the cost and improve the quality of their data center operations. Our software automation suite automates data center operations across servers, software, applications and network devices and discovers and tracks assets across the data center environment by automating formerly manual, time-consuming and error-prone tasks such as discovering, provisioning, changing, auditing, patching, reporting, configuring, scaling, securing and recovering of servers, software, business applications and network devices.

The Opsware System includes the following principal products:

•       Opsware Server Automation System (OSAS).   OSAS automates key server, software and application operations.

•       Opsware Network Automation System (ONAS).   ONAS automates network device operations for large data centers and remote locations.

•       Opsware Visual Application Manager (VAM).   VAM visually maps interdependencies between components including server, network and application components.

•       Opsware Operational Management Database (OMDB).   OMDB is the central data repository for all operational, configuration and change activity data.

•       The Opsware Network (TON).   TON is a real-time service offering up-to-date content for security vulnerabilities and compliance policies.

•       Opsware Orchestrator.   Opsware Orchestrator automates IT operational processes that span IT groups and span disparate IT systems, manages resolution of alerts and facilitates incident management in Network Operation Centers (NOCs) and Server Operation Centers (SOCs).

•       Opsware Asset Management System (OAMS).   OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals, and underutilization of idle and redundant assets.

Our products work across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers and servers virtualized with VMware, Microsoft and Sun Solaris technologies, as well as a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls. By using our data center automation software, we believe customers can lower their data center operational costs, more quickly deploy new servers, applications and network infrastructure, speed operations to respond faster to changing business needs, increase the efficiency of server and network administrators, achieve higher service quality and security and improve tracking of IT assets.

Businesses and government agencies are increasingly turning to data center automation solutions to reduce operational costs, improve data center efficiencies, centralize and remotely manage operations, ensure continuity of operations and reduce the costs of disaster recovery. Demand for our software is driven by the rapid growth of servers and network devices across IT organizations that is resulting from the migration of client-server based applications to web-based applications, the increase in the numbers of Windows and virtualized servers, the rapid adoption of the Linux platform, the growth of Intel-based servers and the increase in the number of network devices within data center environments. Rapid server growth in data centers and at remote locations and increasing application complexity across the data center environment have resulted in a corresponding escalation in labor costs, a degradation in operations quality and a security crisis within IT organizations. In addition, we believe that several other factors are driving the demand for our products, including the need to protect servers and network infrastructure from security vulnerabilities, to quickly and more cost-effectively deploy servers, applications and network infrastructure, to track hardware and software assets and labor costs, to manage frequent changes across servers and network devices and the need to ensure servers, network devices and applications comply with corporate and regulatory compliance policies such as the Sarbanes-Oxley Act, HIPAA, COSO, PCI/CISP and COBIT, as well as enable enforcement of best practices such as the Information Technology Infrastructure Library (ITIL). Our products provide customers with a software solution that is reliable, secure, and scalable and allows them to reduce operational costs, increase data center efficiencies and improve operations quality.

We were incorporated in September 1999 as a Delaware corporation. Prior to August 2002, we primarily provided managed Internet services for corporations and government agencies that operated mission-critical Internet applications. We referred to this business as our Managed Services Business. On August 15, 2002, we sold our Managed Services Business to Electronic Data Systems Corporation (“EDS”). We developed our proprietary Opsware automation technology for the Managed Services Business, and have since developed this technology into certain of our software products.

Products and Services

Opsware Server Automation System

OSAS automates key server, software infrastructure and application operations in data centers for both physical and virtualized environments and remote locations, including discovering, provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing, remediating, and reallocating servers and business applications across geographically disparate locations and heterogeneous IT environments.

Opsware Network Automation System

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

The Opsware Network

The Opsware Network (TON) is a subscription-based service that complements our software products. TON provides critical on-going (or real-time) content  including  security alerts and fixes to automate vulnerability management; compliance policies for compliance management;  automation packs to automate additional functions; and device drivers to support new infrastructure across servers and network devices. TON, in combination with our other products, helps customers maximize the benefits of their investment in IT automation by keeping customers up-to-date on technology support, compliance policies, security vulnerabilities and automation capabilities.

Opsware Visual Application Manager

The Opsware Visual Application Manager (VAM) allows IT organizations to gain greater visibility and control over their data center environments. VAM provides an easy-to-understand visual map that can be used for improved compliance auditing, troubleshooting complex business applications and as a basis for change impact analysis.

Opsware Orchestrator

Opsware Orchestrator automates IT processes that span IT groups and span disparate IT systems. In addition to core data center processes, Orchestrator also automates alert resolution and facilitates incident management in Network Operation Centers (NOCs) and Service Operation Centers (SOCs). Orchestrator is available integrated with the OSAS, ONAS and also available stand-alone for process automation and incident management.

Opsware Operational Management Database

Many of today’s IT organizations use configuration management databases to keep comprehensive and accurate records of their data center infrastructure. The Opsware Operational Management Database (OMDB) automates the process of discovering and maintaining an entire data center’s infrastructure data, configuration items and change activity. Integrated with OSAS and ONAS, OMDB users can directly execute changes to configure or remediate their data center infrastructure. In addition, OMDB tracks operational data associated with the change to provide users with the ability to audit and ensure compliance.

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

Customer Support

We believe that superior customer support is critical to retaining our customer base.  Our customer support organization provides post-sales support to customers via telephone, email and remote access. Our maintenance and support packages entitle customers to technical support and unspecified future maintenance releases and updates and upgrades to the versions of our products licensed by them, if and when commercially released. From time to time, our customers request additional support services on a time and materials basis.

Professional Services

Our professional services organization consists of a worldwide team of experienced software consultants who provide product training, consulting and implementation services related to our software products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also help drive future software license transactions with customers.

Customers

We license our suite of software automation products to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of data center operations. Our customers are in various vertical market segments, including the financial services, government, retail, health care, media, industrial, telecommunication, biotechnology/pharmaceutical service providers and high-technology sectors. For the fiscal year ended January 31, 2007, EDS accounted for 21% of our net revenues. We expect that our operating results will be largely dependent on our relationship with EDS for the foreseeable future. The loss of EDS as a customer would have a material adverse effect upon our business and financial condition.

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

We also have various strategic alliances with leading software, networking and services companies. Our strategy includes working closely with these and other companies to promote industry advancement, accelerate new markets and add value for our customers by integrating our solutions with other software and networking applications. Our Technology Alliance Partner (TAP) program with leading global technology companies helps facilitates seamless automation efficiencies for our customers and prospects.  TAP members complement the Opsware System automation software suite by offering integrated and complementary software and hardware solutions.

In addition, we have a number of relationships with resellers and system integrators to support our sales efforts and professional services obligations with our U.S. government customers.

Research and Development

Our research and development organization designs, develops and tests the technologies that we offer to our customers as well as the services that we use internally to streamline customer deployment and support processes. A primary goal of this organization is to bring new products and new versions of existing products to market quickly in order to keep pace with customer demands and remain competitive in the marketplace. During the fiscal years ended January 31, 2007, 2006 and 2005, our research and development expenses were $31.3 million, $22.0 million and $14.3 million, respectively.

Sales and Marketing

We sell and market our products and services worldwide through a direct sales force and multiple indirect channels. During our 2007 fiscal year, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage. We intend to continue to increase our sales force during fiscal 2008.

As discussed above in “Industry Relationships,” we have agreements in place with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators that enable these companies to market and resell our products.

For the fiscal year ended January 31, 2007, we generated approximately 13% of our net revenues from customers in the Europe, Middle East and Africa (“EMEA”) region and Asia Pacific (“APAC”) region. We expect these international markets to provide increased opportunities for our products and services in the future. Our current international efforts are focused on strengthening our direct sales and marketing presence in EMEA and APAC, and generating more revenues from these regions.

We focus our marketing efforts on sales force enablement, brand recognition, market awareness and lead generation. We intend to continue to invest in building our brand recognition and sales pipeline through lead generation programs, public relations programs, industry analysts, trade shows and industry and partner conferences.

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

Our market is intensely competitive. We believe that some of the principal competitive factors identified by customers in the data center automation market include:

•       breadth of technologies supported,

•       functionality of product offerings,

•       quality and extent of customer support and maintenance,

•       price and demonstrable return on investment,

•       the vendor’s reputation, leadership team and financial stability,

•       performance, security, scalability, flexibility and reliability of the product offerings, and

•       ease of integration with customers’ existing applications, infrastructure and operational processes and controls.

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

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability to address customer needs with their product offerings. Our competitors and other companies may consolidate with one another or acquire other technology providers, enabling them to offer a broader array of products and more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that could impede our ability to compete successfully and harm our business. In addition, to the extent that we seek to expand our product lines through acquisitions, the trend in the software industry toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

Intellectual Property

We rely on a combination of patent, trademark, trade secret, copyright and other laws and contractual restrictions to protect the proprietary aspects of our products and services. These legal provisions may afford only limited protection. It is difficult to monitor unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, and our competitors may independently develop non-infringing technology similar to ours. We will continue to assess the necessity for additional intellectual property protections for those aspects of our technology that we believe constitute innovations providing significant competitive advantages.

We routinely require our employees, customers and business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technology, services or business plans. In addition, we require employees to assign to us any proprietary information, inventions and other intellectual property they generate while employed by us. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology. These precautions may not prevent misappropriation or infringement of our intellectual property.

Employees

As of January 31, 2007, we had 452 full-time employees. We plan to hire additional personnel for the foreseeable future as we continue to execute on our growth plan. Our future success will depend upon our ability to attract, integrate, retain and motivate highly qualified technical and management personnel, for whom competition can be intense. None of our employees is covered by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers

Our executive officers and key employees and their ages as of April 1, 2007 are as follows (in alphabetical order):

Name	Age	Position
James E. Adkins	45	Executive Vice President of Products
Jordan J. Breslow	51	General Counsel and Secretary
David F. Conte	41	Chief Financial Officer
Mark D. Cranney	43	Executive Vice President of Worldwide Field Operations
Benjamin A. Horowitz	40	President and Chief Executive Officer
Timothy A. Howes	43	Chief Technical Officer
John L. O’Farrell	48	Executive Vice President of Business Development
Sharmila N. Shahani	41	Executive Vice President of Marketing

James E. Adkins has served as our Executive Vice President of Products since November 2005 and previously served as our Senior Vice President of Engineering for the Opsware Server Automation System and Opsware Asset Management System products from December 2004 to November 2005. Prior to joining Opsware, Mr. Adkins was Senior Vice President of the Rational Suites Group at Rational

Software, a provider of software development life-cycle tools and infrastructure products that was acquired by IBM in 2003, from February 2001 to February 2004. Mr. Adkins joined Rational following its acquisition of Catapulse, a provider of hosted development services, where he was Senior Vice President of Products from February 2000 to February 2001. Prior to Catapulse, Mr. Adkins served as the Vice President of the Commerce Exchange division at Netscape Communications and was responsible for the ECXpert and TradingXpert electronic commerce software products from June 1996 to February 2000. From 1985 to 1996, Mr. Adkins held management and engineering positions within the General Electric Company. Mr. Adkins holds a B.S. in Biochemistry from David Lipscomb University, and an M.B.A from Belmont University.

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

David F. Conte has served our Chief Financial Officer since July 2006.  Mr. Conte joined Opsware in 1999 shortly after the company’s inception and previously served as Vice President of Finance from March 2003 to July 2006 and Corporate Controller from October 1999 to March 2006. Prior to joining Opsware, Mr. Conte worked at Ernst & Young LLP in their High Technology practice. Mr. Conte is a Certified Public Accountant and has a degree in business economics from the University of California, Santa Barbara.

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

Timothy A. Howes is a co-founder of Opsware and has served as our Chief Technical Officer since September 1999 and our Executive Vice President of Development from October 2001 to December 2004 Prior to co-founding Opsware, Dr. Howes served as Vice President of Technology at America Online, Inc. from April 1999 to September 1999. From February 1998 to April 1999, Dr. Howes was Chief Technology Officer of the Server Product division at Netscape Communications. From April 1996 to February 1998, Dr. Howes was Principal Engineer, Directing Architect of several server products at Netscape Communications. From September 1994 to April 1996, Dr. Howes was Project Director, Principal

Investigator and Senior Systems Research Programmer at the University of Michigan. Dr. Howes serves on the board of directors of Blue Coat Systems, Inc. Dr. Howes holds a Ph.D. in computer science, a B.S.E. in aerospace engineering and an M.S.E. in computer science and engineering from the University of Michigan.

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

As a result of the sale of our Managed Services Business to EDS in fiscal 2003, our business model shifted from providing managed Internet services to primarily licensing our software products. We have relatively limited experience operating as a software company. As a result, we have limited ability to forecast future demand for our products and there is limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

•       sign contracts with a sufficient number of customers in the time frame we anticipate in order to meet our financial goals, including our bookings, revenue and earnings targets;

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

•       develop effective direct sales and indirect channels to license our suite of software products;

•       develop additional strategic partnerships to facilitate our ability to market and license our software products;

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

In addition, during our fiscal year 2007, the bulk of our license sales for the year occurred in the latter two fiscal quarters, and we believe this pattern will continue in fiscal year 2008. This seasonality could make it more difficult to predict or understand our financial results, which could have an adverse impact on the trading price of our common stock.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of market analysts or investors. If this occurs, the market price of our common stock would likely decline.

Our business depends on closing a small number of relatively large transactions each quarter, which can lead to significant fluctuations in our financial results.

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

The market for our technology is relatively new and therefore subject to rapid and significant change and we cannot assure you of the success of our strategy going forward. Our competitors may succeed in developing technologies and products that are more effective than our software, which could render our products obsolete and noncompetitive. Some of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, greater international presence and more established relationships in the industry than we have, each of which may allow them to gain greater market share. As a result, some of our competitors may be able to develop and expand their technology offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their technology and adopt more aggressive pricing policies than we can. Some of our competitors have lower priced offerings and offer solutions that may be easier to sell and demonstrate to prospective customers. In addition, certain large competitors, including hardware manufacturers, may be able to distribute their software products at minimal cost or free of charge to customers. Furthermore, the open source community may develop competing software products which could erode our market share and force us to lower our prices. Our competitors include large software and systems companies as well as small privately-held companies.

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

We generate a portion of our revenue from sales of our products and services through our network of indirect channel partners, including through our distribution agreement with Cisco Systems that is discussed below. We may not experience increased revenue from new channels and may see a decrease in revenue from our existing channels, which could harm our business. The loss of one or more of our channel partners, or any reduction or delay in their sales of our products and services could result in reductions in our revenue in future periods. In addition, our ability to increase our revenue in the future depends on our ability to expand our indirect distribution channels.

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

There is no assurance that we will achieve the benefits we anticipate from our new relationship with Cisco Systems.

We entered into a distribution agreement in February 2006 with Cisco Systems to distribute our ONAS product under the Cisco Systems brand name to customers directly or through Cisco’s distributors and resellers. The initial term of this agreement is three years, although it may be terminated earlier in certain circumstances. If Cisco terminates the agreement early or does not renew the agreement, our business and operating results may be adversely affected. There is no assurance that we will fully realize the benefits anticipated under this agreement, such as additional opportunities to cross-sell our OSAS product, and the amount and timing of revenue recognized as a result of sales under this arrangement are uncertain. In addition, this relationship with Cisco has displaced, and may continue to displace, some sales that might otherwise occur through our direct sales force or other indirect sales channels. Since our margins on sales under the Cisco agreement may be lower than under our existing distribution arrangements with other partners, we would need to generate a higher volume of sales under the Cisco agreement than we would with our other distribution partners.

Our operating results are and will continue to be highly dependent upon our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our business.

Our operating results are largely dependent on our relationship with EDS and will continue to be so for the foreseeable future. In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the year ended January 31, 2007, EDS accounted for 21% of our net revenue. If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

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

Our products require a sophisticated sales effort targeted at a limited number of key people within our prospective customers’ organizations. Because the market for our technology and services is new, many prospective customers are unfamiliar with the products we offer. As a result, our sales effort requires highly trained sales personnel. During fiscal 2007, we substantially increased the size of our direct sales force in order to enhance our geographic and vertical market segment coverage, and we intend to continue to increase our sales force during the remainder of fiscal 2008. Competition for these individuals is intense, and we may not be able to hire and retain the type and number of sales personnel we need. Moreover, even after we hire these individuals, they require extensive training and time to become productive, and there is no guarantee that they will produce at the levels that we anticipate. If we decide, but are unable, to expand our direct sales force and train new sales personnel as rapidly as necessary, we may not be able to increase market awareness and sales of our products, which may prevent us from growing our revenue and achieving and maintaining profitability.

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

In particular, we are in the process of implementing a new Enterprise Resource Planning system, or ERP system. If we are unable to implement the ERP system in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results and financial condition may be materially harmed if we are not successful at managing and expanding our international sales.

Revenue from international customers accounts for a meaningful portion of our revenue, and we plan to increase our international sales efforts in the future. Revenue from international customers accounted for 13% of our net revenue during the year ended January 31, 2007. Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales force and operations, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in certain foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

The expansion of our international operations subjects our business to additional risks that could have an adverse impact on our business.

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

As our business model attracts the attention of competitors, we may experience pressure to decrease the fees we charge for our software products, which could adversely affect our revenue, gross margins and profitability. If we are unable to license our software at acceptable prices, or if we fail to offer additional products with sufficient profit margins, our revenue growth could slow, our margins may not improve and our business and financial results could suffer. In addition, we may choose to enter into new contracts with existing customers to better achieve our business objectives, and any new contracts could affect the manner in which we report our results of operations as well as the historical accounting treatment for any such contracts.

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

In addition, if we are not able to achieve or maintain vendor specific objective evidence (VSOE) of fair value for any of our current or future product lines (other than software licenses, for which VSOE is not applicable), we could be required, in certain circumstances, to recognize all license, maintenance and professional services revenues for a particular deal ratably over the maintenance period or defer all revenue recognition until professional services are delivered. Our revenue recognition treatment, and accordingly the length of time between execution of a sales contract and recognition of revenue, varies among our products. As a result, the mix of sales of particular products could impact our recognition of revenues from these sales in future quarters.

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

We make acquisitions from time to time, which may place a strain on our resources, cause dilution to our stockholders and harm our operating results.

From time to time we make acquisitions of other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in March 2007, we announced a definitive agreement to acquire iConclude Co. (“iConclude”), a private company engaged in developing IT process automation solutions and located in Bellevue, Washington. The closing of the iConclude acquisition remains subject to certain closing conditions which must be satisfied by us and iConclude. There is no assurance that the sale of iConclude’s products will contribute to our results to the extent that we expect for a number of reasons, including the integration risks described below

If we fail to evaluate and execute acquisitions successfully, they may seriously harm our business. We may not realize anticipated benefits from acquisitions if we are unable to do the following:

•       effectively market and sell the newly acquired products, and capitalize on cross-selling opportunities;

•       effectively provide services to any newly acquired customers;

•       accurately forecast the financial impact of the transaction, including but not limited to, the risk that revenues from acquired companies, products and technologies do not meet our expectations.

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

Our business is subject to various regulations and laws relating to issues such as employment practices, privacy and data security, corporate governance and intellectual property ownership and infringement. We may incur substantial liabilities for expenses necessary to comply with these regulations and laws or penalties for any failure to comply. Our business could also be adversely affected if new laws are implemented or existing laws are changed.

Our efforts to comply with regulations applicable to us have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Any failure to comply with the reforms required by these laws and regulations could significantly harm our business, operating results and financial condition

In the course of our business, any actual or perceived noncompliance with laws and regulations may subject us to claims and litigation The expense of defending such litigation, regardless of its merits, may be costly and divert management’s attention from the day-to-day operations of our business, which could have an adverse impact on our business, operating results and financial condition. In addition, the outcome of any claims or litigation may be difficult to predict and could have an adverse impact on our business, operating results and financial condition.

Future changes in accounting standards or our interpretation of current standards could cause unexpected fluctuations in  our financial results.

Future changes in accounting standards or our interpretation of current standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause unexpected fluctuations in our financial results. For example, changes affecting revenue recognition could cause us to defer revenue recognized in current periods to subsequent periods or to accelerate recognition of deferred revenue to current periods, each of which could impair our ability to meet securities analysts’ and investors’ expectations, which could cause a decline in our stock price.

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

We intend to develop and maintain productive relationships with a number of computing and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to the implementation and support of our products, as well as to help generate sales leads and assist in the sales process. Many such firms have similar, and often more established, relationships with our competitors. These systems integrators may not be able to provide the level and quality of service required to meet the needs of our customers. If we are unable to develop and maintain effective relationships with systems integrators, or if they fail to meet the needs of our customers, our business could be adversely affected.

Because our success depends on our proprietary technology, if third parties infringe our intellectual property or if we are unable to rely upon the legal protections for our technology, we may be forced to expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We have a number of issued patents and pending patent applications, and we currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate. In addition, defending our intellectual property rights might entail significant expense. Our intellectual property rights may be challenged by others or invalidated through administrative process or litigation.

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

If our products infringe on the intellectual property rights of others, we could face costly litigation, which could cause us to pay substantial damages and ongoing royalties, and limit our ability to use our technology or license some or all of our products.

Other companies, including our competitors, may obtain patents or other proprietary rights that could prevent, limit or interfere with our ability to make, use or license our products. As a result, we may be found to infringe on the proprietary rights of others. Intellectual property litigation or claims could force us to do one or more of the following:

•       engage in costly litigation and pay substantial damages to third parties;

•       indemnify certain customers or commercial partners;

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

We use what we believe to be open source software in our products and may use more of this software in the future. As a result, we could be subject to suits by third parties claiming ownership of what we believe to be open source software or we could be found to be non-compliant with the terms and conditions of the open source licenses that we use. Any non-compliance could result in litigation or loss of the right to use this software. In addition, potential customers may delay or decline a purchase of technology involving open source software, and open source license terms may result in unanticipated obligations for us or our customers.

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

To the extent that our product releases, such as our Opsware System integrated suite, contain incompatibility problems, defects, security flaws or other performance flaws, we may encounter one or more of the harms listed above and our operating results may be materially impacted.

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

Our future success depends on our ability to hire and retain highly qualified technical, sales and managerial personnel. Our failure to hire and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue have grown, we have needed to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel in the future.

An important component of the compensation of our personnel is stock options, which typically vest over a four-year period. We may face significant challenges in retaining our employees if they do not believe their stock options are a valuable component of their total compensation. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to the investments of our existing stockholders. Some of our employees hold options with exercise prices that are higher than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options or restricted stock, issue new options or grant additional shares of stock to motivate and retain our employees. To the extent we issue additional options or shares of restricted stock, existing stockholders will experience dilution.

Our stock price has been volatile and could decline.

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. The market for technology stocks has been extremely volatile, and has from time to time experienced significant price and volume fluctuations that bear little relationship to the past or present operating performance of those companies. Furthermore, our common stock is relatively thinly traded, which contributes significantly to the volatility of our stock price. Due to the relatively low trading volume of our stock, stockholders may not be able to purchase or sell shares, particularly large blocks of shares, as quickly and as inexpensively as if the trading volume were higher. This could result in greater volatility in our stock price.

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

In addition, if our stockholders sell substantial amounts of our common stock in the public market, or if any of our officers or directors were to sell shares of our common stock held by them, the market price of our common stock could fall.

We may require additional capital to fund our operations or may elect to raise additional capital if the market permits.

We believe that our current cash balances, including cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, if our licensing revenue does not meet our expectations, if we encounter unforeseen expenses, if our business plan changes, or if we wish to acquire complementary businesses or technologies, we may require additional equity or debt financing. In addition, we may elect to raise additional capital if market conditions permit in order to increase our cash balance and expand our business. If we elect to raise additional capital in the future, we cannot be sure that we will be able to secure additional financing on acceptable terms, or at all. If we elect to raise additional capital through means of an equity financing, existing holders of our common stock will suffer dilution. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock. Any debt financing we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities.

Insiders have substantial control over us and this could delay or prevent a change in control and could negatively affect your investment.

As of April 1, 2007, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 23% of our common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Sunnyvale, California, where we rent approximately 75,000 square feet under a lease expiring in 2010. As a result of past acquisitions, we also occupy a facility in Cary, North Carolina, consisting of approximately 28,000 square feet under a lease that terminates in 2017 and a facility in Redmond, Washington, consisting of approximately 12,000 square feet under a lease that terminates in 2011. In addition, we have a number of operating leases for field sales offices in various locations worldwide. We believe that our facilities are adequate to meet current requirements.

ITEM 3.                LEGAL PROCEEDINGS

We currently have no pending or threatened material litigation. In the future, we may bring, or be subject to, lawsuits. Any litigation, even if successful for us, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is listed on the NASDAQ Global Market under the symbol “OPSW.” The following table sets forth for each of the two preceding fiscal years the high and low intraday sales prices per share of our common stock as reported by the NASDAQ Global Market for each full quarterly period within the two most recent fiscal years.

Fiscal year ended January 31, 2007:	High	Low
First Quarter	$9.25	$6.55
Second Quarter	9.08	6.25
Third Quarter	9.68	6.32
Fourth Quarter	9.90	7.50

Fiscal year ended January 31, 2006:	High	Low
First Quarter	$6.07	$4.22
Second Quarter	6.00	3.90
Third Quarter	5.51	4.17
Fourth Quarter	7.55	4.91

We have never paid cash dividends and do not plan to do so in the foreseeable future. According to the records of our transfer agent, at April 1, 2007, there were approximately 890 stockholders of record of our common stock. Because many brokers and other institutions hold stock on behalf of our stockholders, the total number of beneficial holders of our common stock is greater than that represented by these record holders. Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of fiscal year 2007.

STOCK PERFORMANCE GRAPH

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the quarterly percentage change in the cumulative total stockholder return of our common stock, the Nasdaq Global Market and the Goldman Sachs Software Index for the period beginning on March 9, 2001 (the date our common stock commenced trading on the Nasdaq Global Market) through January 31, 2007, assuming an initial investment of $100. Data for the Goldman Sachs Software Index and the Nasdaq Global Market assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OPSWARE INC., THE
NASDAQ STOCK MARKET (U.S.) COMPOSITE INDEX, AND THE GOLDMAN SACHS
SOFTWARE INDEX

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read together with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.”

Prior to August 2002 (fiscal year ending January 31, 2003), we primarily provided managed internet services, which we referred to as our Managed Services Business. On August 15, 2002, we completed the sale of our Managed Services Business to EDS. As a result, a portion of the historical financial information relating to fiscal year ending and January 31, 2003 is not related to our current software business and is not indicative of future actual results from our current software business.

	Year Ended January 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$101,726	$61,077	$37,792	$18,050	$37,703
Restructuring costs (recoveries), net	—	(18)	(1,085)	1,028	19,682
Amortization (reversal) of deferred stock compensation	—	1,282	(131)	606	(14,303)
Total costs and expenses	122,556	78,732	49,718	32,277	99,008
Loss from operations	(20,830)	(17,655)	(11,926)	(14,227)	(61,305)
Gain from retirement of senior discount notes	—	—	—	—	8,736
Gain (loss) on sale of assets and liabilities related to Managed Services Business	329	(69)	4,165	1,252	50,660
Net loss	$(16,069)	$(14,751)	$(7,246)	$(8,409)	$(3,247)
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.09)	$(0.11)	$(0.05)

	As of January 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$93,219	$104,194	$121,355	$58,116	$66,983
Working capital	80,045	83,199	101,204	39,882	43,378
Total assets	182,045	169,752	143,591	70,807	75,879
Long-term obligations, net of current portion	2,195	3,102	—	—	23
Accrued restructuring costs, net of current portion	817	1,190	1,466	2,154	7,840
Stockholders’ equity	130,776	123,538	116,662	47,225	46,138

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

Opsware licenses its comprehensive data center automation solution suite as individual components and as an integrated software suite called the Opsware System.  This suite includes the Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager (VAM), The Opsware Network (TON), Opsware Operational Management Database (OMDB) and Opsware Orchestrator. OSAS automates key server, software and application operations across geographically disparate locations and heterogeneous data center environments. ONAS automates network device operations for data centers and remote locations. OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets. VAM is a discovery and application mapping product that renders a complete picture of servers, software and network elements and their interdependencies, which allows IT organizations to execute change actions and manage potential change conflicts.  TON is a real-time service offering up-to-date content for security vulnerabilities and compliance policies. OMDB is the central data repository for all operational, configuration and change activity data. Opsware Orchestrator automates IT operational processes that span IT groups and span disparate IT systems, manages resolution of alerts and facilitates incident management in Network Operation Centers (NOCs) and Server Operation Centers (SOCs).

We derive a significant portion of our revenue from sales of software licenses. We license our products principally through our direct sales force and, to a lesser extent, through indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators. We intend to increase our sales efforts through indirect channels in the future, in part due to our distribution agreement with Cisco Systems that is discussed below. We also derive revenue from sales of items that are complementary to our software automation suite, including annual support and maintenance agreements, professional services, and training.

Our fiscal year ends on January 31. References to fiscal 2007, for example, refer to the fiscal year ended January 31, 2007.

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

For the fiscal years 2007, 2006, and 2005, net revenues from our license and maintenance agreement with EDS were 21%, 35%, and 54% of total net revenues, respectively. Although the percentage of our net revenues coming from customers other than EDS has increased in recent quarters, we expect that our operating results will continue to be significantly dependent on our relationship with EDS for the foreseeable future.

Strategic Relationship with Cisco

In February 2006, we entered into a worldwide distribution agreement with Cisco Systems to distribute our ONAS product under the Cisco Systems brand name. This agreement represents a significant expansion of our sales channel and market reach and provides additional sales opportunities for other products in our software automation suite, including our OSAS product. The three year term of this agreement commenced in May 2006 and renews automatically thereafter for one year terms, although it may be terminated earlier in certain circumstances. There can be no assurance that we will realize the full benefits anticipated by this agreement.

Recent Acquisitions

In March 2007, we entered into a definitive agreement for the acquisition of iConclude Co. (“iConclude”), a company engaged in the development of IT process automation solutions located in Bellevue, Washington. We agreed to acquire all of iConclude’s outstanding capital stock in exchange for approximately $30 million in cash and approximately 3.39 million shares of our common stock, subject to certain adjustments. In addition, iConclude’s remaining cash at closing, after certain adjustments, will be distributed to its stockholders at closing in the form of a dividend, which is expected to be approximately $7 million. A portion of the cash consideration paid to iConclude stockholders will be deposited in escrow at closing for 12 months as security against breaches of representations, warranties and covenants and other indemnification obligations by iConclude pursuant to the merger agreement. Completion of this transaction is subject to customary closing conditions.

In August 2006, we completed our acquisition of CreekPath Systems, Inc. (“CreekPath Systems”), a developer of storage management software located in Boulder, Colorado. We paid $10.2 million in cash at the closing in exchange for all of the outstanding capital stock of CreekPath Systems, plus approximately $357,000 in related direct acquisition costs. Under an earnout provision, additional contingent consideration of up to $5.0 million in cash may be payable by us following the one-year anniversary of the closing.  We are building upon the technology acquired from CreekPath Systems and using it as the foundation for our upcoming application storage automation solution. See Note 5, “Acquisitions” in the notes to the consolidated financial statements for a further description of this transaction.

In February 2005, we completed our acquisition of Rendition Networks, a provider of network device automation software located in Redmond, Washington. In this acquisition, we acquired our ONAS product. The transaction was valued at approximately $34.3 million, which included 2.53 million shares of our common stock valued at $16.4 million, cash of $15.0 million, assumed options and unvested restricted stock with a fair value of $2.2 million and approximately $700,000 of direct acquisition costs.

Results of Operations

License revenue.   License revenue consists of fees for term and perpetual licenses.

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
License revenues	$71,582	$43,138	$26,699
Percentage of total revenues	70%	71%	71%

License revenue increased by 66% during fiscal 2007 as compared with the prior year. The increase was primarily due to the following factors:  greater market acceptance of our products, an increase in our customer base and increased sales to existing customers. During fiscal 2007, we expanded our product offerings and experienced an increase in purchases of multiple components of our integrated suite of products as compared to the prior year. License revenue from customers other than EDS increased approximately 108% during fiscal 2007 as compared to fiscal 2006.

License revenue increased by 62% during fiscal 2006 as compared with the prior year. The increase was due to an increase in our customer base, an increase in sales to existing customers, sales of our ONAS product following our acquisition of Rendition Networks and the establishment of vendor specific objective evidence (VSOE) of fair value, which allowed us to recognize revenue using the residual method.

Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal period may not be based on, and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue.   Services revenue consists of fees for annual support and maintenance and professional services.

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
Services revenue	$30,144	$17,939	$11,093
Percentage of total revenues	30%	29%	29%

Services revenue increased 68% in fiscal 2007 when compared with the prior year. The increase in fiscal 2007 was primarily due to increases in sales of professional services and annual maintenance contracts, each resulting from the growth of our installed customer base.

The increase in fiscal 2006 was primarily due to the growth of our installed customer base, the renewal of support and maintenance contracts and an increase in sales of professional services.

Costs and Expenses

Prior to fiscal 2007, we elected to recognize stock-based compensation expense under Accounting Principles Board Opinion No. 25 (“APB 25”) and provided pro forma disclosures of the impact on our operating results as if we had accounted for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Beginning in fiscal 2007, we began recognizing compensation expense for equity awards to employees in accordance with SFAS No. 123R, “Share-Based Payment.” Accordingly, the following expense line items include stock-based compensation expense beginning in fiscal 2007: “Cost of services revenue”; “Research and development”; “Sales and marketing”; and “General and administrative”.

Cost of license revenue.   Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
Cost of license revenue	$1,576	$1,185	$4,439
Percentage of total license revenues	2%	3%	17%

The increase from fiscal 2006 to fiscal 2007 in absolute dollars in comparison to the prior year was primarily due to an increase in royalties paid to third party vendors as a result of increased license revenue. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

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

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
Cost of service revenue	$20,845	$13,036	$8,183
Percentage of total service revenues	69%	73%	74%

The increase from fiscal 2006 to fiscal 2007 in absolute dollars was primarily due to an increase in service-related headcount from 72 on January 31, 2006 to 96 on January 31, 2007, and increased outsourced contractor fees, each of which was necessary to fulfill service obligations resulting from an increase in our customer base, as well as stock-based compensation expense of $1.5 million that was charged to cost of services revenue in connection with our initial application of SFAS 123R in fiscal 2007.

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

Amortization of developed technology.   As a result of our previous acquisitions, we are amortizing that portion of the purchase price that was allocated to the acquired company’s developed technology.

	Year Ended January 31,
	2007	2006	2005
		($in thousands)
Amortization of developed technology	$2,347	$1,640	$675
Percentage of total net revenues	2%	3%	2%

The increase from fiscal 2006 to fiscal 2007 in absolute dollars was due to our acquisition of CreekPath Systems during fiscal 2007. As a result of this acquisition, we began amortizing purchased developed technology beginning in the third quarter of fiscal 2007. The value assigned to developed technology was approximately $5.6 million, which is being amortized on a straight-line basis over a four-year estimated life at a rate of approximately $349,000 per quarter.

The increase from fiscal 2005 to fiscal 2006 in absolute dollars and as a percentage of net revenues was due to our acquisition of Rendition during the fiscal 2006.

Research and development.   Research and development expenses consist primarily of salaries and other personnel   related expenses, fees for consulting services and facility costs.

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
Research and development	$31,315	$22,043	$14,323
Percentage of total net revenues	31%	36%	38%

The increase from fiscal 2006 to fiscal 2007 in absolute dollars was primarily due to stock-based compensation expense of $5.2 million charged to research and development in connection with our initial application of SFAS 123R in fiscal 2007, increased salaries and related personnel expenses resulting from an increase in headcount from 130 on January 31, 2006 to 166 on January 31, 2007, which increase reflects employees assumed in connection with our CreekPath Systems acquisition as well as additional hiring necessary to meet the current needs of our business. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during fiscal 2007.

The increase from fiscal 2005 to fiscal 2006 in absolute dollars was primarily due to increased salaries and related personnel expenses resulting from an increase in headcount from 90 on January 31,  2005 to 130 on January 31, 2006, which includes employees assumed in connection with our Rendition acquisition as well as additional hiring necessary to meet the current needs of our business.

Sales and marketing.   Sales and marketing expenses consist primarily of salaries, commissions and other personnel related expenses, travel expenses, advertising expenses, promotional expenses and facility costs.

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
Sales and marketing	$47,796	$24,795	$15,015
Percentage of total net revenues	47%	41%	40%

The increase from fiscal 2006 to fiscal 2007 in absolute dollars and as a percentage of revenues was primarily due to increased salaries and other personnel related expenses, as our sales and marketing department headcount increased from 92 on January 31, 2006 to 129 on January 31, 2007 to meet the current needs of our business. The increase in fiscal 2007 is also attributable to increased commissions, and a stock-based compensation expense of $5.1 million charged to sales and marketing, in connection with our initial application of SFAS 123R in fiscal 2007.

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

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
General and administrative	$17,346	$12,277	$7,092
Percentage of total net revenues	17%	20%	19%

The increase from fiscal 2006 to fiscal 2007 in absolute dollars was primarily due to stock-based compensation expense charged to general and administrative of $4.2 million in connection with our initial application of SFAS 123R in the fiscal 2007, as well as increased salaries and related personnel expenses. General and administrative headcount increased from 42 on January 31, 2006 to 56 on January 31, 2007 to meet the current needs of our business. The decrease as a percentage of net revenue was primarily due to a greater increase in revenue relative to the increase in expenses incurred during fiscal 2007.

The increase from fiscal 2005 to fiscal 2006 in absolute dollars was primarily due to increased salaries and related personnel expenses and increased costs incurred related to Sarbanes-Oxley compliance. General and administrative headcount increased from 27 on January 31, 2005 to 42 on January 31, 2006, to meet the current needs of our business. The increase as a percentage of total net revenues from fiscal 2005 to fiscal 2006 was due in part to a non-cash compensation charge (recovery) related to equity awards, which resulted in a benefit equal to 2% of net revenues in fiscal 2005 but an expense equal to 1% of net revenues in fiscal 2006.

In-process research and development charges.   We expensed $1.2 million in fiscal 2006 and $610,000 in fiscal 2005 of in-process research and development (IPR&D) acquired in the purchase of Rendition Networks and Tangram Enterprise Solutions, respectively. Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition. Accordingly, these IPR&D amounts were expensed on the respective acquisition date of each of the acquired companies. We did not expense any IPR&D in fiscal 2007.

Amortization of other acquisition-related intangibles.   Amortization of other acquisition-related intangibles consists of the amortization of a portion of the purchase price of our previous acquisitions that was allocated to customer relationships.

	Year Ended January 31,
	2007	2006	2005
	($ in thousands)
Amortization of other acquisition-related intangibles	$1,331	$1,302	$597
Percentage of total net revenues	1%	2%	2%

The increase in amortization of other acquisition-related intangibles in absolute dollars during from fiscal 2005 to fiscal 2006 was due to our acquisition of Rendition in February 2005.

Gain (loss) on sale of assets and liabilities from Managed Services Business.   In May 2004, we entered into a settlement with Qwest following arbitration of Qwest’s claim that we breached agreements that we entered into with them in fiscal 2002. Prior to this settlement, we had accrued a liability related to our Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. As a result of the settlement, we reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations in fiscal 2005. However, we did not reverse as a gain the component of the accrual for potential future settlement of any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000, because it was reasonably possible certain claims under that agreement could be made against us. As no claims were made within the specified time period, we reversed the $300,000 liability and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations in fiscal 2007

Interest income and other expense, net.   Interest income and other expense, net, increased to $4.7 million in fiscal 2007 from approximately $3.2 million in fiscal 2006, primarily due to an increase in interest income during fiscal 2007 as a result of an increase in interest rates. Interest income and other expense, net, increased to approximately $3.1 million in fiscal 2006 from income of $903,000 in fiscal 2005 as a result of the $61.8 million net proceeds from the sale of our common stock in December 2004.

Provision for income taxes.   During fiscal 2007, we recorded foreign withholding taxes of $218,000. During fiscal 2006, we recorded a state tax provision of $64,000 and paid foreign withholding taxes of $129,000. During fiscal 2005, we recorded an income tax provision of $356,000 for foreign withholding taxes paid in connection with the sale of a software license to one of our customers, and a state tax provision of $32,000.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of January 31, 2007, we had approximately $91 million in cash and cash equivalents.

Operating Activities

Net cash used in operating activities for fiscal 2007 of $3.4 million was primarily the result of our net operating loss of $16.1 million, an increase in accounts receivable of $13.9 million, offset by stock-based compensation expense of $16.0 million, an increase in accrued compensation and other liabilities of $5.3 million and amortization of intangibles of $3.7 million.

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

Investing Activities

Net cash used in investing activities for fiscal 2007 of $15.0 million consisted of the cash paid to acquire CreekPath Systems and related acquisition costs and $4.7 million of capital equipment purchases.

Net cash used in investing activities for fiscal 2006 of $16.8 million consisted of the cash paid to acquire Rendition Networks and related acquisition costs and $2.3 million of capital equipment purchases.

Net cash used in investing activities for fiscal 2005 of $2.8 million consisted of purchases primarily of capital equipment and net direct acquisition costs paid related to the acquisition of Tangram.

Financing Activities

Net cash provided by financing activities for fiscal 2007 and 2006 of $7.4 million and $2.8 million, respectively, was primarily attributable to proceeds received from the exercises of stock options.

Net cash provided by financing activities for fiscal 2005 of $67.3 million was primarily attributable to net proceeds received from the issuance of 10 million shares of common stock as well as proceeds received from the exercise of stock options.

Commitments

As of January 31, 2007, our principal commitments consisted of obligations outstanding under operating leases for facilities and capital leases. The following summarizes our contractual obligations at January 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal periods (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Capital leases	$36	$36	$35	$—	$—	$—	$107
Operating leases	3,401	3,075	3,083	1,638	726	3,536	15,459
Total contractual cash obligations	$3,437	$3,111	$3,118	$1,638	$726	$3,536	$15,566

We do not have any other off balance sheet arrangements or contractual obligations to pay cash.

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

Revenue Recognition.   We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond ninety days not to be fixed or determinable in which case revenue is recognized when the payment becomes due. No customer has a right of return privilege.

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method, as prescribed by Statement of Position 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon the price charged the customer when PCS is sold separately, or in the absence of separate sales, upon substantive renewal rates stated in the contracts. VSOE of fair value of consulting and training services is based upon hourly rates and per unit pricing, respectively, charged under separate sales of these services to other customers in stand alone transactions. VSOE of the fair value of TON is determined by reference to the price paid by our customers when TON is sold separately. In the absence of separate sales, VSOE is determined upon substantive renewal rates stated in the contracts.

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

Services revenue consists of revenue from PCS, TON and professional services agreements. PCS agreements include ongoing customer support and rights to product updates and upgrades, if-and-when-available. TON is a subscription service that complements certain of our software products by providing ongoing updates, when-and-if-available, of security alerts. Revenue under PCS and TON arrangements is recognized ratably using the straight-line method over the period that PCS and TON are provided (generally, one year). Professional services revenue consists of fees charged for product training and consulting services. Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (proportional performance or the completed-contract method). In any event, contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

For all periods included in our consolidated financials statements, we recognize perpetual license revenue from OAMS and ONAS arrangements using the residual method after all elements other than maintenance and non-essential services have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For OSAS arrangements entered into prior to May 1, 2005, which was the date when we determined it had established VSOE of the fair value of maintenance and professional services for OSAS, we recognized both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of our software had been completed and all other elements of the arrangement had been delivered. For OSAS arrangements entered into on or after May 1, 2005, we recognize revenue from perpetual licenses using the residual method.

Impairment of Long-Lived Assets and Intangible Assets.   We periodically review the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indications of impairment. Some indicators of impairment could include a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to our accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, we compare the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. We reduce the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflect management’s best estimates. There were no impairment charges recorded during the year ended January 31, 2007.

Impairment of Goodwill.   We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill will not be amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), we must perform a second test to measure the amount of the impairment. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects management’s best estimates. In the event we determine that goodwill has been impaired, we will incur an accounting charge related to the impairment during the fiscal quarter in which such impairment determination is made. We review for indicators of potential impairment of goodwill annually. No goodwill impairment charges were recorded during the year ended January 31, 2007.

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

As a result of implementing SFAS 123R, we recognized stock-based compensation expense of $16.0 million during the year ended January 31, 2007.

The full impact of SFAS 123R in the future is dependent upon, among other things, the timing of when we hire additional employees, the effect of any new long-term incentive strategies involving stock awards, the total number of stock awards granted, the fair value of the stock awards at the time of grant and the tax benefit that we may or may not receive from stock-based expenses. Additionally, the application of SFAS 123R requires the use of an option-pricing model, such as the Black-Scholes model, to determine the fair value of stock option awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions, including FAS 123(R), among other pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Opsware Inc.

We have audited the accompanying consolidated balance sheets of Opsware Inc. as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opsware Inc. at January 31, 2007 and 2006, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year ended January 31, 2007, Opsware Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Opsware Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
April 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Opsware Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Opsware Inc. maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opsware Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Opsware Inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Opsware Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Opsware Inc. and our report dated April 10, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
April 10, 2007

OPSWARE INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	As of January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$90,940	$101,898
Accounts receivable, net of allowance for doubtful accounts of $393 and $219 at January 31, 2007 and 2006, respectively	31,748	17,867
Prepaids and other current assets	6,431	6,546
Total current assets	129,119	126,311
Property and equipment, net	5,898	3,944
Restricted cash	2,279	2,296
Prepaid rent and other assets	1,798	1,920
Intangible assets, net	9,705	7,613
Goodwill	33,246	27,668
Total assets	$182,045	$169,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,612	$1,217
Accrued compensation	11,246	6,895
Other accrued liabilities	5,928	4,494
Advances from customers	—	721
Deferred revenue, current portion	28,924	29,473
Accrued restructuring costs, current portion	345	298
Capital lease obligations, current portion	19	14
Total current liabilities	49,074	43,112
Capital lease, net of current portion	55	74
Deferred revenue, net of current portion	1,323	1,838
Accrued restructuring costs, net of current portion	817	1,190
Total liabilities	$51,269	$46,214
Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000 shares authorized at January 31, 2007 and 2006, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized at January 31, 2007 and 2006; 101,681 and 99,596 shares issued and outstanding at January 31, 2007 and 2006, respectively	102	100
Additional paid-in capital	630,282	609,455
Deferred stock compensation	—	(2,606)
Accumulated deficit	(499,339)	(483,270)
Accumulated other comprehensive loss	(269)	(141)
Total stockholders’ equity	130,776	123,538
Total liabilities and stockholders’ equity	$182,045	$169,752

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2007	2006	2005
Net revenue:
License revenue	$71,582	$43,138	$26,699
Services revenue	30,144	17,939	11,093
Net revenue	101,726	61,077	37,792
Costs and expenses:
Cost of license revenue	1,576	1,185	4,439
Cost of services revenue*	20,845	13,036	8,183
Amortization of developed technology	2,347	1,640	675
Research and development*	31,315	22,043	14,323
Sales and marketing*	47,796	24,795	15,015
General and administrative*	17,346	12,277	7,092
In-process research and development charges	—	1,190	610
Restructuring costs (recoveries), net	—	(18)	(1,085)
Amortization of other acquisition related intangibles	1,331	1,302	597
Amortization (reversal) of deferred stock compensation, net	—	1,282	(131)
Total costs and expenses	122,556	78,732	49,718
Loss from operations	(20,830)	(17,655)	(11,926)
Gain (loss) on sale of assets and liabilities from Managed Services Business	329	(69)	4,165
Interest income and other expense, net	4,650	3,166	903
Loss before income taxes	(15,851)	(14,558)	(6,858)
Provision for income taxes	218	193	388
Net loss	$(16,069)	$(14,751)	$(7,246)
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.09)
Shares used in computing basic and diluted net loss per share	100,150	98,115	84,733

*                    For fiscal 2007, the following stock-based compensation expense amounts are included within the respective captions below. For fiscal 2006 and 2005, stock-based compensation expense (recovery) amounts are excluded from the respective captions below as such expense (recovery) is instead included in the caption above noted as “Amortization (reversal) of deferred stock compensation, net” (see Note 1, “Accounting for Stock-Based Compensation” for more information):

Cost of services revenue	$1,500	$8	$(177)
Research and development	5,195	1,106	15
Sales and marketing	5,127	107	4
General and administrative	4,207	61	27
Stock-based compensation expense (recovery)	$16,029	$1,282	$(131)

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2002	75,894	$76	$534,590	$(3,022)	$(24,539)	$(449,606)	$(23)	$57,476
Balance at January 31, 2004	81,537	$82	$509,202	$(328)	$(462)	$(461,273)	$4	$47,225
Exercise of stock options by employees, net of repurchases	1,903	2	4,136	13	—	—	—	4,151
Issuance of common stock in connection with the Employee Stock Purchase Program	713	—	1,080	0	—	—	—	1,080
Secondary offering of common stock in December 2004 (less issuance costs of $2,200)	10,000	10	61,791		—	—	—	61,801
Repayment of note receivable		—		314	—	—	—	314
Charge for accelerated vesting of options to terminated employees	—	—	3	—	—	—	—	3
Amortization of deferred stock compensation	—	—	—	—	103	—	—	103
Reversal of deferred compensation based on straight line vs. graded	—	—	(234)	—	—	—	—	(234)
Common Stock issued in connection with Tangram acquisition	1,121	1	10,000	—	—	—	—	10,001
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	(7)	—	7	—	—	—
Impact of variable accounting related to replacement stock option	—	—	(730)	—	—	—	—	(730)
Issuance of restricted stock option award	—	—		—	246	—	—	246
Repurchase of common stock	(17)	—	(14)	—	—	—	—	(14)
Retirement of common stock	(3)	—	(23)	—	—	—	—	(23)
Components of comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,246)	—	(7,246)
Translation adjustment	—	—	—	—	—	—	(15)	(15)
Total comprehensive loss	—	—	—	—	—	—	—	(7,261)
Balance at January 31, 2005	95,254	$95	$585,204	$(1)	$(106)	$(468,519)	$(11)	$116,662
Exercise of stock options by employees, net of repurchases	886	1	1,050	—	—	—	—	1,051
Issuance of common stock in connection with the Employee Stock Purchase Program	524	1	1,538	—	—	—	—	1,539
Repayment of notes receivable	—	—	(1)	1	—	—	—	—
Charge for accelerated vesting of options to terminated employees	—	—	12	—	—	—	—	12
Amortization of deferred stock compensation	—	—		—	1,320	—	—	1,320
Reversal of deferred compensation based on straight line vs. graded	—	—	(40)	—	—	—	—	(40)
Common Stock issued in connection with Rendition acquisition	2,532	3	18,559	—	—	—	—	18,562
Deferred Compensation related to Rendition acquisition	—	—	—	—	(1,505)	—	—	(1,505)
Reversal related to unamortized portion of deferred stock compensation related to terminated employees	—	—	(74)	—	74	—	—	—
Impact of variable accounting related to replacement stock option	—	—	395	—	—	—	—	395
Issuance of restricted stock option award	400		2,812		(2,389)	—	—	423
Components of comprehensive loss						—	—	—
Net loss	—	—	—	—	—	(14,751)	—	(14,751)
Translation adjustment	—	—	—	—	—	—	(130)	(130)
Total comprehensive loss	—	—	—	—	—	—	—	(14,881)
Balance at January 31, 2006	99,596	$100	$609,455	$—	$(2,606)	$(483,270)	$(141)	$123,538

See accompanying notes.

OPSWARE INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2006	99,596	$100	$609,455	$—	$(2,606)	$(483,270)	$(141)	$123,538
Exercise of stock options by employees, net of repurchases	1419	1	4,630	—	—	—	—	4,631
Issuance of common stock in connection with the Employee Stock Purchase Program	666	1	2,774	—	—	—	—	2,775
Charge related to stock-based compensation	—	—	16,029	—	—	—	16,029
Reversal of deferred compensation as a result of adoption of FAS123R	—	—	(2,606)	—	2,606	—	—	—
Components of comprehensive loss			—	—	—
Net loss	—	—	—	—	—	(16,069)	—	(16,069)
Translation adjustment	—	—	—	—	—	—	(128)	(128)
Total comprehensive loss	—	—	—	—	—	—	—	(16,197)
Balance at January 31, 2007	101,681	$102	$630,282	$—	$—	$(499,339)	$(269)	$130,776

See accompanying notes.

OPSWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2007	2006	2005
Operating activities:
Net loss	$(16,069)	$(14,751)	$(7,246)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	2,610	2,666	2,577
Amortization of intangibles	3,678	2,942	1,272
Charge (benefit) related to stock-based compensation agreements	—	828	(481)
Amortization (reversal) of deferred stock compensation	—	1,282	(131)
Loss (recovery) on disposal of property and equipment	100	(4)	(6)
Stock-based compensation expense	16,029	(130)	(15)
Translation adjustment	(128)	—	—
In-process research and development charges	—	1,190	610
Changes in operating assets and liabilities:
Accounts receivable, net	(13,881)	(12,819)	(521)
Prepaids, other current assets and other assets	(264)	(3,073)	195
Prepaid rent	539	645	816
Accounts payable	1,289	335	229
Accrued compensation	3,989	4,561	393
Other accrued liabilities	1,297	1,413	(6,629)
Advances from customers	(721)	(8,134)	4,620
Deferred revenue	(1,585)	20,579	4,208
Accrued restructuring costs	(326)	(211)	(933)
Net cash used in operating activities	(3,443)	(2,681)	(1,042)
Investing activities:
Purchases of property and equipment	(4,650)	(2,278)	(2,843)
Restricted cash	17	444	171
Proceeds from sale of assets	—	—	6
Direct acquisition costs paid, net of cash acquired	(10,274)	(15,006)	(169)
Net cash used in investing activities	(14,907)	(16,840)	(2,835)
Financing activities:
Proceeds from issuance of common stock, net of repurchases	7,406	2,715	66,996
Receipt of (principal payments on) capital lease obligations	(14)	88	(23)
Proceeds from repayment of notes receivable	—	1	314
Net cash provided by financing activities	7,392	2,804	67,287
Net increase (decrease) in cash and cash equivalents	(10,958)	(16,717)	63,410
Cash and cash equivalents at beginning of period	101,898	118,615	55,205
Cash and cash equivalents at end of period	$90,940	$101,898	$118,615
Supplemental schedule of non-cash investing and financing activities:
Reversal of unamortized portion of deferred stock compensation related to terminated employees	$—	$75	$7
Equipment purchased under capital lease	—	98	—
Cancellation of stockholder notes receivable for terminated employees related to unvested awards	—	—	13
Common stock issued in connection with the acquisition of Tangram	—	—	10,000
Common stock issued in connection with the acquisition of Rendition	—	18,562	—
Supplemental disclosures:
Cash paid for interest	$21	$20	$—
Cash paid for taxes	195	161	29

See accompanying notes.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSOPSWARE INC.

1.   Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware” or “the Company”) was incorporated on September 9, 1999 in the state of Delaware. The Company licenses its data center automation software suite to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of their data center operations. This suite, which the Company licenses as individual components and as an integrated software suite called the Opsware System, includes the Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager (VAM), the Opsware Operational Management Database (OMDB), Opsware Orchestrator and The Opsware Network (TON). The Company’s software products automate key network, server and software operations in data centers, including provisioning, changing, patching, reporting, configuring, scaling, securing, recovering, auditing and reallocating servers, network devices and applications. The Company’s products work across geographically disparate locations and heterogeneous data center environments consisting of UNIX, Linux and Windows servers, virtualized servers, as well as a wide range of software infrastructure and applications, as well as network devices including switches, routers, load balancers and firewalls.

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates. The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results reported in its financial statements

Certain reclassifications have been made to prior fiscal year amounts in order to conform to the current fiscal year presentation.

Significant Accounting Policies

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond ninety days not to be fixed or determinable in which case revenue is recognized when the payment becomes due. No customer has a right of return privilege.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method, as prescribed by Statement of Position 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon the price charged to the customer when PCS is sold separately, or in the absence of separate sales, upon substantive renewal rates stated in the contracts. VSOE of fair value of consulting and training services is based upon hourly rates and per unit pricing, respectively, charged under separate sales of these services to other customers in stand alone transactions. VSOE of the fair value of TON is determined by reference to the price paid by the Company’s customers when TON is sold separately. In the absence of separate sales, VSOE is determined upon substantive renewal rates stated in the contracts.

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

Services revenue consists of revenue from PCS, TON and professional services agreements. PCS agreements include ongoing customer support and rights to product updates and upgrades, if and when available. TON is a subscription service that complements certain of our software products by providing ongoing updates, when-and-if-available, of security alerts. Revenue under PCS and TON arrangements is recognized ratably using the straight-line method over the period that PCS and TON are provided (generally, one year). Professional services revenue consists of fees charged for product training and consulting services. Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (proportional performance or the completed-contract method). In any event, contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

The Company recognizes revenue associated with software licenses and services sold to distributors, system integrators and value added resellers (collectively, “resellers”) upon satisfaction of all revenue

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically reviews the carrying value of long-lived assets, including property and equipment and other identified intangible assets, to determine whether there are any indicators of impairment. Some indicators of impairment could include a decrease in the market price of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used, a change in the business climate that could affect the value of a long-lived asset or a current-period operating or cash flow loss combined with a history of operating or cash flow losses. According to the Company’s accounting policy, when such indicators are present, if the undiscounted cash flows expected to be generated from operations from those long-lived assets are less than the carrying value of those long-lived assets, the Company compares the fair value of the assets (estimated using discounted future net cash flows to be generated from the lowest common level of operations utilizing the assets) to the carrying value of the long-lived assets to determine any impairment charges. The Company reduces the carrying value of the long-lived assets if the carrying value of the long-lived assets is greater than their fair value. The new carrying value is then depreciated over the remaining estimated useful lives of the assets. The determination as to whether impairment exists involves significant judgment and the assumptions supporting the estimated future cash flows reflect management’s best estimates. There were no impairment charges recorded during the year ended January 31, 2007.

Impairment of Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” or “SFAS 142”. In accordance with SFAS 142, goodwill is not amortized, but instead will be tested for impairment at least annually and more frequently if certain indicators are present. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, unanticipated competition and loss of key personnel. The assessment of impairment is made by comparing the fair value of the reporting unit to which the goodwill has been assigned by management to its carrying value. To the extent that an impairment is indicated (fair value is less than carrying value), the Company must perform a second test to measure the amount of the impairment. The Company operates as a single segment for reporting purposes. The determination as to whether a write down of goodwill is necessary involves significant

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

judgment based on the short-term and long-term projections of future performance. The assumptions supporting the estimated future cash flows, including the discount rate used and estimated terminal value, reflects the Company’s best estimates. In the event the Company determines that goodwill has been impaired, the Company will incur an accounting charge related to the impairment during the reporting period in which such impairment determination is made. The Company reviews for indicators of potential impairment of goodwill at least annually. No goodwill impairment charges have been recorded through January 31, 2007.

Contingency Accruals

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” or “SFAS 5”. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon management’s judgment and the best information available to management at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with a maturity date from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents, which primarily consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

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

For the years ended January 31, 2007 and 2006, EDS accounted for 21% and 35% of the Company’s net revenues, respectively. For the year ended January 31, 2005, EDS and another customer accounted for 54% and 11% of the Company’s net revenues, respectively. As of January 31, 2007, no customers accounted for more than 10% of the Company’s accounts receivable balance. As of January 31, 2006, one customer accounted for 15% of the Company’s accounts receivable balance and another customer accounted for 11% of such balance. As of January 31, 2005, EDS accounted for 53% of the Company’s accounts receivable balance.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on specifically identified customers and as a percentage of accounts receivable based on historical write-offs for the Company. As of January 31, 2007, 2006 and 2005, the allowance for doubtful accounts was $393,000, $219,000 and $125,000, respectively. Additions to the allowance for doubtful accounts were $185,000, $131,000, and $131,000 for the years ended January 31, 2007, 2006, and 2005, respectively. Deductions against the allowance were $11,000, $37,000, and $59,000 for the years ended January 21, 2007, 2006, and 2005, respectively. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, under the Company’s accounting policy, it continually assesses the balance of its allowance for doubtful accounts based on, among other things, its customers’ payment history and financial condition, including a review of the customers’ balance sheets, statements of operations, statements of cash flows and credit reports. If actual write-offs were greater than the Company’s estimates, it would increase its allowance for doubtful accounts, which would increase its bad debt expense.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method and therefore the Company has not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods. As a result of implementing SFAS 123R, the Company recognized stock-based compensation expense of $16.0 million during the year ended January 31, 2007.

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

As a result of adopting SFAS 123R, the Company’s loss from operations, loss before taxes and net loss for the year ended January 31, 2007 is $16.0 million higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the year ended January 31, 2007 would have been $0.00 if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.16.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net cash proceeds from the exercise of stock options were $4.6 million, $1.1 million and $4.1 million for the years ended January 31, 2007, 2006 and 2005, respectively. The Company did not realize any income tax benefit from stock option exercises during fiscal years 2007, 2006, and 2005. In accordance with SFAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Under both SFAS 123 and SFAS 123R, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Awards			Employee Stock Purchase Plan
	Year Ended January 31,			Year Ended January 31,
	2007	2006	2005	2007	2006	2005
Risk-free interest yield	4.8%	4.0%	3.6%	4.8%	3.5%	1.9%
Expected life (years)	5.5	4.0	4.0	2.0	2.0	2.0
Volatility	89%	73%	81%	50%	68%	112%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted-average fair value per share of grants	$5.88	$3.40	$4.47	$2.82	$2.19	$1.69

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations in fiscal 2007 is based on awards ultimately expected to vest, the expense amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to February 1, 2006, the Company accounted for forfeitures as they occurred.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the Company had adopted SFAS 123R during the fiscal years 2006 and 2005, the Company’s net loss for these years would have resulted in the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended January 31,
	2006	2005
As reported net loss	$(14,751)	$(7,246)
Stock-based compensation expense (reversal) included in reported net loss	2,097	(615)
Total stock-based employee compensation expense determined under the fair value based method for all awards	(14,033)	(10,251)
Pro forma net loss	$(26,687)	$(18,112)
Net loss per share:
As reported net loss per share—basic and diluted	$(0.15)	$(0.09)
Pro forma net loss per share—basic and diluted	$(0.27)	$(0.21)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or two years for software, three years for computer and office equipment and five years for furniture and fixtures. The Company amortizes capital leases and leasehold improvements using the straight-line method over the lesser of the asset’s estimated useful life or remaining lease term (typically three to five years).

Advertising Expenses

All advertising expenses are expensed as incurred. Advertising expenses were $30,000, $90,000, and $80,000 for the fiscal years ended January 31, 2007, 2006, and 2005, respectively.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive Income (Loss)

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from loss and is reported in the accompanying consolidated statement of stockholders’ equity.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies (“FAS 5”). FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions, including FAS 123(R), among other pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on its financial position and results of operations.

2.    Cash and cash equivalents

The following table summarizes the estimated fair value of financial instruments at the dates indicated (in thousands):

	Year Ended January 31,
	2007	2006
Cash and money market funds	$93,219	$104,194
Reported as:
Cash and cash equivalents	$90,940	$101,898
Restricted cash	2,279	2,296
	$93,219	$104,194

Realized gains and losses from the sale of financial instruments were not material for fiscal 2007 and 2006. See Note 6 for discussion of the restricted cash.

3.   Property and Equipment

Property and equipment consist of the following (in thousands):

	Year Ended January 31,
	2007	2006
Computer and other related equipment	$10,686	$8,358
Office equipment, leasehold improvements, furniture and fixtures	11,465	10,417
Software	11,331	10,506
	33,482	29,281
Less: accumulated depreciation and amortization	(27,584)	(25,337)
Property and equipment, net	$5,898	$3,944

Depreciation and amortization expense amounted to $2.6 million, $2.7 million, and $2.6 million for the years ended January 31, 2007, 2006, and 2005, respectively. As of January 31, 2007, 2006 and 2005 property and equipment under capital leases totaled $81,000, $104,000 and $6,000 with related accumulated amortization of $35,000, $23,000 and $5,000, respectively.

4.   Goodwill and Intangible assets

In August 2006, the Company completed its acquisition of CreekPath Systems. For the year ended January 31, 2007, the Company recorded $5.7 million of goodwill in connection with this acquisition.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the carrying amount of goodwill is as follows (in thousands):

Goodwill
Balance as of January 31, 2006	$27,668
Acquisition of CreekPath Systems	5,715
Other adjustments	(137)
Balance as of January 31, 2007	$33,246

Other adjustments to Goodwill primarily relate to claims the Company made during fiscal 2007 against the indemnification obligations of the former Rendition stockholders,

The Company is amortizing the intangible assets on a straight-line basis over an average estimated life of four years. Amortization expense for these intangible assets was $3.7 million for the year ended January 31, 2007. Total intangible assets subject to amortization are as follows (in thousands):

	January 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$12,182	$(4,661)	$7,521
Customer relationships	5,415	(3,231)	2,184
Intangible assets, net	$17,597	$(7,892)	$9,705

	January 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	$6,592	$(2,314)	$4,278
Customer relationships	5,235	(1,900)	3,335
Intangible assets, net	$11,827	$(4,214)	$7,613

The aggregate estimated annual intangible amortization expense through July 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization
2008	$4,400
2009	3,129
2010	1,456
2011	720
$9,705

5.   Acquisitions

CreekPath Systems.

On August 1, 2006, the Company acquired CreekPath Systems, a provider of IT storage management software and services that will help enable the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. The transaction was valued at $10.6 million, which included cash consideration of $10.2 million and $357,000 of direct acquisition costs. The transaction was accounted for using the purchase method. Approximately $2.25 million of the cash paid in

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the acquisition was placed in escrow as security for the satisfaction of indemnification claims, if any, by the Company under the merger agreement. All funds remaining in the escrow account following 18 months from the completion of the merger will be distributed to CreekPath Systems stockholders. Under an earnout provision, additional contingent consideration of up to $5.0 million in cash may be payable by the Company following the one-year anniversary of the closing.

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

Cash consideration	$10,200
Direct costs of the acquisition	357
Total purchase price	$10,557

The total purchase price has been allocated as follows (in thousands):

Cash	$146
Other current assets	38
Property and equipment, net	14
Amortizable intangible assets:
Developed Technology	5,590
Customer Relationships	180
Goodwill	5,715
Accounts payable	(106)
Other accrued liabilities	(137)
Restructuring liabilities	(362)
Deferred revenue	(521)
Total purchase price	$10,557

In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company committed to a plan and recorded a liability of $362,000 consisting of employee severance and relocation costs. These liabilities were fully paid by January 31, 2007.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased identified intangible assets

Intangible assets consist of the following (in thousands)

Year Ended
January 31, 2007
Developed technology	$5,590
Customer relationships	180
Less: Accumulated amortization	(721)
Intangible assets, net	$5,049

The aggregate estimated annual intangible amortization expense through July 31, 2010 is as follows (in thousands):

Fiscal Year	Amortization
2008	$1,443
2009	1,443
2010	1,443
2011	720
$5,049

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations for the Company and CreekPath Systems as if the acquisition had occurred as of the beginning of the each period presented. CreekPath Systems’ operating results have been included in the Company’s operating results since the date of acquisition, which was August 1, 2006. The unaudited pro forma financial information for the year ended January 31, 2007 was derived from the Company’s condensed consolidated statements of operations for the year ended January 31, 2007 and CreekPath Systems’ unaudited statements of operations for the six months ended June 30, 2006. The unaudited pro forma financial information for the year ended January 31, 2006 was derived from the Company’s condensed consolidated statements of operations for the year ended January 31, 2006 and CreekPath Systems’ unaudited statements of operations for the year ended December 31, 2005. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted-average outstanding common stock of the Company during the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

Unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	January 31, 2007	January 31, 2006
Net revenue	$102,547	$67,125
Net loss	$(20,205)	$(25,226)
Basic and diluted net loss per share	$(0.20)	$(0.26)

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Commitments

Rent expense, net of sublease income, was $3.2 million, $2.7 million and $2.3 million for the years ended January 31, 2007, 2006, and 2005, respectively. The Company leases approximately 75,000 square feet in Sunnyvale, California for its corporate headquarters, under a lease expiring in 2010. The Company issued a letter of credit in connection with this lease, which requires the Company to hold approximately $2.3 million of restricted cash with the issuer of the letter of credit of cash on deposit. Accordingly, this amount is included in restricted cash, a long-term asset, on the accompanying consolidated balance sheets.

Future payments under all non-cancellable leases entered into as of January 31, 2007 are as follows (in thousands):

Years ending January 31,	Capital Lease	Operating Leases
2008	$36	$2,683
2009	36	2,333
2010	35	2,315
2011	—	1,444
2012	—	726
Thereafter	—	3,536
Total minimum payments	$107	$13,037
Amount representing interest	(33)
Present value of minimum payments	74
Less current portion	(19)
Long term portion	$55

7.    Restructuring Costs

In August 2003, the Company entered into an agreement to amend the facility lease of its corporate headquarters, portions of which were idle. Pursuant to the agreement, the Company renegotiated its lease payments and paid the lessor approximately $7.4 million. This resulted in a reduction of its restructuring liability related to the sale of its Managed Services Business of approximately $2.2 million and a recovery of approximately $145,000 resulting from the adjustment to the present value of the remaining payments included in the original restructuring charge. The remainder of the payment was accounted for as prepaid rent and will be amortized to operating expense through May 2010, the end of the lease term.

In May 2004, the Company amended its agreement with its subtenant with respect to the Company’s facility located in Sunnyvale, California. Pursuant to the amendment, the term of the sublease was extended, resulting in additional probable future sublease payments. As a result, the Company revised its estimates of the fair value (computed as the revised present value of the future net lease payments on vacated leased facilities) of its restructuring liability, resulting in a reduction to the recorded restructuring liability of approximately $436,000. In addition, the Company recorded a recovery for excess facilities of approximately $313,000 during the fiscal year ended January 31, 2005 due to sublease payments received. The Company also recorded a recovery due to the settlement of a sublease agreement of approximately $190,000. The sublease payments were not included in the calculation of the Company’s original restructuring charge in August 2002 due to the uncertainty of the financial condition of the subtenant. The Company also recorded a recovery of approximately $146,000 for property taxes, due to a change in estimate of future property tax payments as property values had decreased. Property taxes had been included in the original restructuring calculation.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the restructuring charges is outlined as follows (in millions):

	Facilities	Disposal of Property and Equipment	Total
Total Charge	$12.1	$1.2	$13.3
Noncash Charges	—	(1.2)	(1.2)
Cash Payments	(3.2)	—	(3.2)
Balance at January 31, 2003	8.9	—	8.9
Adjustments	1.1	(0.1)	1.0
Noncash Charges	—	0.1	0.1
Cash Payments	(7.4)	—	(7.4)
Balance at January 31, 2004	2.6	—	2.6
Adjustments	(0.9)	—	(0.9)
Noncash Charges	0.4	—	0.4
Cash Payments	(0.4)	—	(0.4)
Balance at January 31, 2005	1.7	—	1.7
Cash Payments	(0.2)	—	(0.2)
Balance at January 31, 2006	$1.5	$—	$1.5
Adjustments	(0.1)	—	(0.1)
Cash Payments	(0.2)	—	(0.2)
Balance at January 31, 2007	$1.2	$—	$1.2

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 15 million shares of undesignated preferred stock, none of which had been issued as of January 31, 2007.

Common Stock

On December 15, 2004, the Company completed the sale of 10 million shares of its common stock pursuant to a shelf registration statement at a price of $6.40 per share to institutional investors for net proceeds of $61.8 million.

Stock Plan

The Company’s 2000 Incentive Stock Plan (the “Stock Plan”) provides for the grant of incentive stock options to the Company’s employees and non-qualified stock options and stock purchase rights to its employees, directors and consultants. A total of 12.5 million shares of the Company’s common stock plus any unissued but reserved shares under the Stock Plan as of the effective date of the initial public offering and any shares returned to such plans were initially reserved for issuance under the Stock Plan. The shares may be authorized, but unissued, or reacquired common stock.

The number of shares reserved for issuance under the Stock Plan provides for annual increases on the first day of the Company’s fiscal year beginning in 2003 by an amount equal to the lesser of: (i) 6% of the outstanding shares of the Company’s common stock, (ii) 9.0 million shares or (iii) an amount determined by the Company’s Board of Directors (or a committee thereof). In 2007, 2006 and 2005, an additional 4.0 million, 4.0 million and 3.8 million shares, respectively, were made available pursuant to the annual increase provisions.

The Director Option Program is part of the Stock Plan and provides for formulaic and periodic grants of non-qualified stock options to the Company’s non-employee directors.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) a total of 1.5 million shares of the Company’s common stock were initially made available for sale. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of the Company’s fiscal year beginning in 2003 in an amount equal to the lesser of: (i) 5.0 million shares, (ii) 2% of the outstanding shares of the Company’s common stock on that date, or (iii) an amount determined by the Company’s Board of Directors. In each of 2007, 2006, and 2005, an additional 1.0 million shares were made available pursuant to the annual increase provisions. The Compensation and Organizational Development Committee of the Board of Directors administers the Purchase Plan.

The Purchase Plan contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods.

The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock (i) at the beginning of an offering period or (ii) after a purchase period ends. If the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period following their purchase of shares on the purchase date and will be re-enrolled in the immediately following offering period. The Company had issued 3.6 million shares under the Purchase Plan as of January 31, 2007. As of January 31, 2007, the Company had 4.6 million shares reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

Under the Stock Plan, options or stock purchase rights for common stock may be granted to eligible participants, pursuant to actions by the Board of Directors (or a committee thereof). Options granted are either incentive stock options or non-qualified stock options and are exercisable within the times or upon the events determined by the Board (or a committee thereof) as specified in each agreement. Options and stock purchase rights vest over a period of time as determined by the Board (or a committee thereof) and have a maximum term of ten years. For new hire grants, options and stock purchase rights generally vest with respect to 25% of the shares one year after the participant’s employment start date and the remainder ratably over the following three years. For performance, promotional or other grants following the start of employment, options and stock purchase rights generally vest ratably over four years.

The following table summarizes all stock option plan activity:

		Options and Stock Purchase Rights Outstanding
	Shares Available	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 31, 2004	12,853,695	11,977,237	3.05
Shares authorized	3,261,468	—	—
Granted	(4,718,025)	4,718,025	7.30
Exercised	—	(1,902,734)	2.17
Repurchases	16,980	—	0.80
Cancellations	922,791	(922,791)	3.80
Balance at January 31, 2005	12,336,909	13,869,737	4.57
Shares authorized	3,810,157	—	—
Options assumed in Rendition acquisition	—	137,089	1.29
Granted	(4,545,778)	4,545,778	5.42
Exercised	—	(887,183)	1.33
Restricted stock award	(400,000)	—	0.001
Cancellations	729,323	(748,110)	6.13
Balance at January 31, 2006	11,930,611	16,917,311	$4.88
Shares authorized	4,001,830	—	—
Granted	(4,176,875)	4,176,875	$7.97
Exercised	—	(1,454,555)	$3.28
Forfeitures or expirations	813,312	(813,312)	$6.45
Outstanding at January 31, 2007	12,568,878	18,826,319	$5.62	7.14	$46,732,123
Exercisable at January 31, 2007		11,596,207	$4.75	6.24	$38,759,745

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2005, the Company issued awards of 200,000 shares of restricted stock to each of two executive officers. The expense is being amortized equally to research and development and sales and marketing over the four-year vesting period of the stock awards. The Company recognized approximately $638,000 and $328,000 of stock compensation expense in connection with these awards during the fiscal years ended January 31, 2007 and 2006, respectively.

In August 2003, the Company issued an award of 105,000 shares of restricted stock to an executive officer. The expense was amortized to sales and marketing over the three-year vesting period of the stock award. The Company recognized approximately $13,000, $93,000 and $246,000 of stock compensation expense in the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

The following table summarizes significant ranges of outstanding and exercisable options at January 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
Ranges of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
0.26—1.85	2,576,666	5.61	$1.29	2,535,948	$1.29
1.86—3.68	2,866,067	4.86	3.28	2,844,651	3.28
3.81—5.13	2,138,269	8.02	4.91	977,057	4.87
5.15—6.00	2,806,023	7.00	5.76	1,840,682	5.79
6.01—7.79	3,265,609	8.06	7.12	1,447,870	7.20
7.81—8.19	2,566,384	8.66	7.95	743,381	7.98
8.22—18.00	2,607,301	7.95	8.72	1,206,618	8.87
	18,826,319	7.14	$5.62	11,596,207	$4.75

There were approximately 300,000 unvested shares of common stock subject to repurchase as of January 31, 2007. Common stock is subject to repurchase upon termination of the employment of the holder of the stock if the underlying purchase right has not yet vested. Such shares are subject to repurchase at their original issuance prices.

Restricted Stock Awards

As discussed above, the Company has issued restricted stock awards to three executive officers. A portion of the common stock is subject to repurchase at the original issuance price upon the termination of the officer’s employment if the underlying common stock has not yet vested as of termination. These awards have a vesting period of three or four years.

The following table summarizes the Company’s unvested restricted stock activity for the year ended January 31, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Unvested restricted stock at January 31, 2006	419,686	$0.001	$6.98
Vested	(119,686)	$0.001	$6.79
Unvested restricted stock at January 31, 2007	300,000	$0.001	$7.03

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2007, $1.8 million of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 3 years.

10.   Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s CODM is the Chief Executive Officer of the Company. During the periods ended January 31, 2007, 2006, and 2005, the Company had only one operating segment. The Company is organized into three geographic regions:  North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Net revenue by customers’ geographic location is as follows (in thousands):

	Year Ended January 31,
	2007	2006	2005
Revenues generated in the Americas	$88,548	$54,371	$33,173
Revenues generated in EMEA	11,560	2,924	378
Revenues generated in APAC	1,618	3,782	4,241
Revenues as reported(1)	$101,726	$61,077	$37,792

(1)          For the years ended January 31, 2007 and 2006, EDS accounted for 21% and 35% of the Company’s net revenues, respectively. For the year ended January 31, 2005, EDS and another customer accounted for 54% and 11% of the Company’s net revenues, respectively.

Long-lived assets by geographic location were as follows (in thousands):

	Year Ended January 31,
	2007	2006
Americas	$5,708	$3,885
EMEA	150	57
APAC	40	2
Total	$5,898	$3,944

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Income Taxes

The provision for income taxes consists of the following (in thousands):

	January 31,
	2007	2006	2005
Current:
Federal	—	—	—
State	—	$64	$32
Foreign	218	129	356
	$218	$193	$388
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Provision (benefit) for income taxes	$218	$193	$388

The Company’s provision for income taxes differs from the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	January 31,
	2007	2006	2005
Federal statutory rate	$(5,388)	$(4,819)	$(1,639)
Unbenefited net operating losses	5,388	4,819	1,639
State taxes	—	64	32
Foreign taxes	218	129	356
Provision (benefit) for income taxes	$218	$193	$388

Foreign pretax income was insignificant for the years ended January 31, 2007, 2006, and 2005.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended January 31,
	2007	2006
Deferred tax assets
Net operating loss carry-forwards	$136,332	$136,800
Deferred revenue	542	736
Non-deductible reserves and accruals	9,747	2,668
Other	5,450	4,612
Total deferred tax assets	152,071	144,816
Valuation allowance	(148,189)	(141,771)
Deferred tax liability:
Purchased intangibles	(3,882)	(3,045)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3.7 million, $15.1 million, and $15.5 million during the years ended January 31, 2007, 2006, and 2005, respectively.

As of January 31, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $362.9 million, which expire in the years 2007 through 2027, and federal research and development tax credits of approximately $2.2 million, which expire in the years 2020 through 2027. In addition, the Company had state net operating loss carry-forwards of approximately $215.5 million, which expire in the years 2007 through 2017, and state research and development credits of approximately $2.3 million, which do not expire.

Utilization of the Company’s net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of the net operating loss and tax credit carry-forwards before utilization.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Net Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period less shares subject to repurchase. Shares subject to repurchase are not included in the computation of basic consolidated net loss per share until the time-based vesting restrictions have lapsed and are not included in the computation of diluted net loss per share because their effect would be anti-dilutive. Diluted net loss per share excludes potential common shares outstanding as their effect is anti-dilutive, and also excludes unvested shares as their effect is also anti-dilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2007	2006	2005
Numerator:
Net loss	$(16,069)	$(14,751)	$(7,246)
Denominator:
Weighted-average common shares outstanding	100,585	98,629	85,404
Less: weighted-average shares subject to repurchase	(435)	(514)	(671)
Shares used in basic and diluted net loss per share	100,150	98,115	84,733
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.09)

For the years ended January 31, 2007, 2006, and 2005, the Company excluded 2.3 million, 7.3 million, and 12.8 million shares of common stock and common stock equivalents, respectively, in the computation of diluted net loss per share. The Company has excluded the impact of all shares of common stock subject to repurchase, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are anti-dilutive for these periods.

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

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indemnifying third parties. The Company believes that the likelihood of these indemnifications is remote. As a result, the Company has not recorded a liability under these arrangements.

14.   Settlements

In May 2004, the Company and Qwest entered into a settlement of the arbitration of Qwest’s claim that the Company breached the amended and restated ethernet collocation internet access service agreement, amended and restated reseller agreement and confidentiality agreement that the Company entered into with Qwest in fiscal 2002. Prior to this settlement, the Company accrued a liability related to its Managed Services Business in the amount of $6.8 million in connection with Qwest’s claim. As a result of the settlement, the Company reversed approximately $4.3 million of previously accrued data center facility costs and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations in fiscal 2005. However, the Company did not reverse as a gain the component of the accrual for potential future settlement of any claims either party may have under the guaranteed term agreement between the parties, up to an aggregate maximum of $300,000, because it was reasonably possible certain claims under that agreement could be made against the Company. As no claims were made within the specified time period, the Company reversed the $300,000 liability and recognized the gain as a component of the sale of assets and liabilities from the Managed Services Business in the consolidated statements of operations in fiscal 2007.

15.   Legal Proceedings

The Company is not currently involved in any material legal proceedings. In the future, the Company may bring, or be subject to, legal proceedings. Any litigation, even if successful for the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

16.   Subsequent Event

In March 2007, the Company entered into a definitive agreement for the acquisition of iConclude Co. (“iConclude”), a company engaged in the development of IT process automation solutions located in Bellevue, Washington. The Company agreed to acquire all of iConclude’s outstanding capital stock in exchange for approximately $30 million in cash and approximately 3.39 million shares of the Company’s common stock, subject to certain adjustments. In addition, iConclude’s remaining cash at closing, after certain adjustments, will be distributed to its stockholders in the form of a dividend, which is expected to be approximately $7 million. A portion of the cash consideration paid to iConclude stockholders, will be deposited in escrow at closing for 12 months as security against breaches of representations, warranties and covenants and other indemnification obligations by iConclude pursuant to the merger agreement. Completion of this transaction is subject to customary closing conditions.

OPSWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Results (Unaudited)

The table below sets forth selected supplementary unaudited financial data for each quarter of the last two years (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended January 31, 2007
Net revenues	$21,996	$25,134	$25,041	$29,555
Cost of revenues	5,489	5,456	5,902	5,574
Loss from operations	(6,726)	(5,078)	(5,872)	(3,154)
Gain on sale of assets and liabilities related to Managed Services Business	—	—	—	329
Net loss	(5,798)	(3,767)	(4,794)	(1,710)
Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.05)	$(0.02)
Year ended January 31, 2006
Net revenues	$12,615	$14,123	$15,747	$18,592
Cost of revenues	3,019	3,480	3,534	4,188
Restructuring costs(recoveries), net	(18)	—	—	—
Amortization of deferred stock compensation	415	324	267	276
Loss from operations	(5,740)	(4,589)	(3,225)	(4,101)
Loss on sale of assets and liabilities related to Managed Services Business	(33)	(11)	(12)	(13)
Net loss	(5,129)	(3,924)	(2,380)	(3,318)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.02)	$(0.03)

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of January 31, 2007, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

Management assessed our internal control over financial reporting as of January 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and executives officers is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business—Executive Officers.”

The information required by this item concerning our audit committee, our audit committee financial expert, procedures by which stockholders may recommend nominees to the board of directors, and our code of ethics is incorporated by reference to the section captioned “Corporate Governance Principles and Board Matters” in the Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is incorporated by reference to the section in our Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to information set forth in the Proxy Statement under the headings “Principal Stockholders and Stock Ownership by Management” and “Equity Compensation Plan Information.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item with respect to director independence is incorporated by reference to information set forth in the Proxy Statement.

The information concerning certain relationships and related transactions required by the Item is incorporated by reference to the section in our Proxy Statement entitled “Certain Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our proxy statement under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.           Consolidated Financial Statements.

See Index to Consolidated Financial Statements at Item 8 on page 40 of this Annual Report on Form 10-K.

         2.           Financial Statement Schedules.

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         3.           Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Data Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A
2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2003	S-4	333-111418	12-19-03	Annex A
2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004	8-K	000-32377	3-8-04	2.2
2.2	Agreement and Plan of Reorganization between Registrant, Rendition Networks, Inc., RN1 Acquisition Corp., RN2 Acquisition LLC and Cameron Myhrvold, dated December 1, 2004	8-K	000-32377	2-3-05	2.01
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B
3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2
10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1
10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2
10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3
10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4

10.5	Amended and Restated 1998 Stock Option Plan of Rendition Networks, Inc.	S-8	000-32377	3-3-05	99.01
10.6+	Registrant’s Form of Stock Option Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.1
10.7+	Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.2
10.8+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5
10.9	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6
10.10	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13
10.11	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14
10.12	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1
10.13	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1
10.14	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1
10.15	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004	10-Q	000-32377	9-9-04	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (See page 77)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

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

OPSWARE INC.
By:	/s/ BENJAMIN A. HOROWITZ
Benjamin A. Horowitz
President, Chief Executive Officer and Director
Date:	April 13, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant on April 13, 2007 in the capacities indicated:

Signature	Title
/s/ BENJAMIN A. HOROWITZ	President, Chief Executive Officer and Director
Benjamin A. Horowitz	(Principal Executive Officer)
/s/ DAVID F. CONTE	Chief Financial Officer
David F. Conte	(Principal Financial and Accounting Officer)
/s/ MARC L. ANDREESSEN	Chairman of the Board of Directors
Marc L. Andreessen
/s/ WILLIAM V. CAMPBELL	Director
William V. Campbell
/s/ MIKE J. HOMER	Director
Mike J. Homer
/s/ SIMON M. LORNE	Director
Simon M. Lorne
/s/ MICHAEL S. OVITZ	Director
Michael S. Ovitz
/s/ MICHELANGELO A. VOLPI	Director
Michelangelo A. Volpi

Exhibit Index

		Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1	Asset Purchase Agreement between the Registrant and Electronic Data Systems Corporation, dated June 14, 2002	DEF14A	000-32377	7-10-02	Annex A
2.2	Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated December 4, 2003	S-4	333-111418	12-19-03	Annex A
2.3	Amendment to Agreement and Plan of Reorganization between Registrant, TES Acquisition Corp. and Tangram Enterprise Solutions, Inc., dated February 20, 2004	8-K	000-32377	3-8-04	2.2
2.2	Agreement and Plan of Reorganization between Registrant, Rendition Networks, Inc., RN1 Acquisition Corp., RN2 Acquisition LLC and Cameron Myhrvold, dated December 1, 2004	8-K	000-32377	2-3-05	2.01
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-46606	2-16-01	3.2
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	000-32377	7-10-02	Annex B
3.3	Bylaws of the Registrant.	10-K	000-32377	5-1-02	3.2
10.1+	Registrant’s 1999 Stock Plan.	S-1/A	333-46606	3-2-01	10.1
10.2+	Registrant’s 2000 Stock Plan.	S-1/A	333-46606	3-2-01	10.2
10.3+	Registrant’s Amended and Restated 2000 Incentive Stock Plan.	10-K	000-32377	5-3-01	10.3
10.4+	Registrant’s Employee Stock Purchase Plan.	10-K	000-32377	5-3-01	10.4
10.5	Amended and Restated 1998 Stock Option Plan of Rendition Networks, Inc.	S-8	000-32377	3-3-05	99.01
10.6+	Registrant’s Form of Stock Option Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.1
10.7+	Registrant’s Form of Restricted Stock Agreement under the Amended and Restated 2000 Incentive Stock Plan	10-Q	000-32377	12-12-05	10.2
10.8+	Form of Directors and Officers’ Indemnification Agreement.	S-1/A	333-46606	10-31-00	10.5

10.9	Investor Rights Agreement, dated June 23, 2000, by and among the Registrant and the parties who are signatories thereto.	S-1	333-46606	9-26-00	10.6
10.10	Lease Agreement between the Registrant and Sequoia Del Rey, dated January 31, 2000.	S-1	333-46606	9-26-00	10.13
10.11	Lease between the Registrant and Maude Avenue Land Corporation, dated October 17, 2000.	S-1/A	333-46606	12-5-00	10.14
10.12	First Amendment to Lease Agreement	10-Q	000-32377	12-12-03	10.1
10.13	Second Amendment to Lease Agreement	10-Q	000-32377	9-12-03	10.1
10.14	License Agreement between the Registrant and Electronics Data Systems Corporation, dated June 14, 2002	S-3	333-91064	6-24-02	10.1
10.15	Amendment to EDS License and Maintenance Agreement, effective August 15, 2004	10-Q	000-32377	9-9-04	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (See page 77)					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

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