Form 10-Q
period 2007-04-30
OPSWARE INC
filed 2007-06-11
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

There were 105,517,722 shares of the registrant’s Common Stock, par value $0.001, outstanding on May 31, 2007.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2007	January 31, 2007
	(unaudited)	(A)
ASSETS
Current assets:
Cash and cash equivalents	$73,546	$90,940
Accounts receivable, net	23,234	31,748
Prepaid expenses and other current assets	5,986	6,431

Total current assets	102,766	129,119
Property and equipment, net	7,052	5,898
Restricted cash	2,279	2,279
Prepaid expenses and other assets, net	1,767	1,798
Intangible assets, net	19,055	9,705
Goodwill	71,301	33,246

Total assets	$204,220	$182,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,781	$2,612
Accured compensation	8,921	11,246
Accrued acquisition related costs	8,408	—
Other accrued liabilities	5,484	5,928
Deferred revenue, current portion	25,559	28,924
Accrued restructuring costs, current portion	373	345
Capital lease obligations, current portion	50	19
Total current liabilities	52,576	49,074
Deferred revenue, net of current portion	1,590	1,323
Accrued restructuring costs, net of current portion	717	817
Capital lease obligations, net of current portion	50	55

Commitments and contingencies

Stockholders’ equity:
Common stock	105	102
Additional paid-in capital	659,444	630,282
Accumulated deficit	(509,983)	(499,339)
Accumulated other comprehensive loss	(279)	(269)

Total stockholders’ equity	149,287	130,776

Total liabilities and stockholders’ equity	$204,220	$182,045

(A)                                The balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,
	2007	2006

Net revenue:
License revenue	$19,383	$15,361
Services revenue	8,945	6,635
Net revenue	28,328	21,996
Cost and expenses:
Cost of license revenue	733	506
Cost of services revenue*	6,115	4,983
Amortization of developed technology	761	412
Research and development*	10,098	7,342
Sales and marketing*	14,839	10,906
General and administrative*	4,482	4,246
In-process research and development charges	2,650	—
Amortization of other acquisition-related intangibles	338	327
Total cost and expenses	40,016	28,722
Loss from operations	(11,688)	(6,726)
Interest, other income and expense, net	1,090	982
Loss before income taxes	(10,598)	(5,744)
Provision for income taxes	46	54
Net loss	$(10,644)	$(5,798)
Basic and diluted net loss per share	$(0.10)	$(0.06)
Shares used in computing basic and diluted net loss per share	101,929	99,352

*  Includes stock-based compensation expense of the following:

Cost of services revenue	$555	$336
Research and development	1,881	1,207
Sales and marketing	1,804	1,181
General and administrative	1,277	922

Total stock-based compensation expense	$5,517	$3,646

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2007	2006

Operating activities:
Net loss	$(10,644)	$(5,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	711	592
Amortization of intangibles	1,099	739
Stock-based compensation expense	5,517	3,646
Gain on foreign exchange transaction	(10)	(61)
Loss on disposal of property and equipment	5	19
In-process research and development charges	2,650	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,844	1,003
Prepaid expenses, other current assets and other assets	350	342
Prepaid rent	164	147
Accounts payable	1,057	1,133
Other accrued liabilities	(2,925)	(780)
Deferred revenue	(3,482)	(2,402)
Accrued restructuring costs	(72)	(55)

Net cash provided by (used in) operating activities	3,264	(1,475)

Investing activities:
Purchases of property and equipment	(1,799)	(1,653)
Restricted cash	—	22
Acquisition of businesses, net of cash acquired	(21,434)	145

Net cash used in investing activities	(23,233)	(1,486)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	2,549	1,732
Receipt of (principal payments on) capital lease obligations	26	(3)

Net cash provided by financing activities	2,575	1,729

Net decrease in cash and cash equivalents	(17,394)	(1,232)
Cash and cash equivalents at beginning of period	90,940	101,898

Cash and cash equivalents at end of period	$73,546	$100,666

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with the acquisition of iConclude Co.	$19,854	—
Assumption of iConclude Co. earned options	$1,242	—

See accompanying notes.

OPSWARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Summary of the Company and Significant Accounting Policies

Nature of Operations

Opsware Inc. (“Opsware” or “the Company”) was incorporated on September 9, 1999 in the state of Delaware. The Company licenses its data center automation software suite to enterprises, government agencies and service providers seeking to reduce costs and increase the quality of their data center operations.  This suite, which the Company licenses as individual components and as an integrated software suite called the Opsware System, includes the Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Process Automation System (OPAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager (VAM), the Opsware Operational Management Database (OMDB) and The Opsware Network (TON).

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

On April 26, 2007, the Company completed the acquisition of iConclude Co. (“iConclude”), a company engaged in the development of information technology (IT) process automation solutions located in Bellevue, Washington. OPAS, which we acquired through our acquisition of iConclude , automates IT operational processes that span IT groups and span disparate IT systems, manages resolution of alerts and facilitates incident management in Network Operation Centers (NOCs) and Server Operation Centers (SOCs).

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated. While in the opinion of the Company the unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented, certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such principles, rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended January 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2007.

The results of operations for the three months ended April 30, 2007 are not necessarily indicative of results for any other period.

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

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

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

Services revenue consists of revenue from PCS, TON and professional services agreements. PCS agreements include ongoing customer support and rights to product updates and upgrades, if and when available. TON is a subscription service that complements certain of our software products by providing ongoing updates, if and when available, of security alerts. Revenue under PCS and TON arrangements is recognized ratably using the straight-line method over the period that PCS and TON are provided (generally, one year). Professional services revenue consists of fees charged for product training and consulting services. Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (proportional performance or the completed-contract method). In any event, contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

For all periods included in the Company’s consolidated financial statements, the Company recognizes perpetual license revenue from OAMS and ONAS arrangements using the residual method after all elements other than maintenance and non-essential services have been delivered, provided that all of the criteria for revenue recognition discussed above are met. Generally, these criteria are met at the time of delivery. For OSAS arrangements entered into prior to May 1, 2005, which was the date when the Company determined it had established VSOE of the fair value of maintenance and professional services for OSAS, the Company recognized both license and services revenue from a transaction ratably over the remaining post-contract maintenance and support period once deployment of the Company’s software had been completed and all other elements of the arrangement had been delivered. For OSAS arrangements entered into on or after May 1, 2005, the Company recognizes revenue from perpetual licenses using the residual method.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable.  The Company places all of its cash, cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which includes cash equivalents, restricted cash and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations, as warranted, and maintains allowances for potential losses on accounts receivable.

For the three months ended April 30, 2007, EDS accounted for 19% and Customer A accounted for 15% of the Company’s net revenue, respectively. For the three months ended April 30, 2006, EDS accounted for 24% of the Company’s net revenue. As of April 30, 2007, Customer A accounted for 24% of the Company’s accounts receivable balance. As of April 30, 2006, Customers B, C and D accounted for 13%, 12% and 12% of the Company’s accounts receivable balance, respectively.

Comprehensive Net Loss

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to display comprehensive loss and its components as part of the financial statements. Other comprehensive loss includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from loss and reported in the accompanying consolidated statement of stockholders’ equity. For the three months ended April 30, 2007, net loss and comprehensive net loss were both $10.6 million. For the three months ended April 30, 2006, net loss and comprehensive net loss were both $5.8 million.

Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective transition method and therefore the Company has not restated financial results for prior periods. SFAS 123R requires all share-based payments to employees, including grants of stock options, to be recognized as expense in the statement of operations based on their fair values and vesting periods.

Under the modified-prospective transition method, stock-based compensation includes (i) expense for all equity awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) expense for all stock-based compensation awards granted after February 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the vesting period of the award.

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

Note 2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions, including SFAS 123R, among other pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies (“FAS 5”). The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (accumulated deficit) in the year of adoption. FIN 48 was effective for the fiscal years beginning after February 1, 2007 (See Note 9).

Note 3. Employee Equity Incentive Plans

The Company’s 2000 Amended and Restated Incentive Stock Plan (the “Stock Plan”) provides for the grant of incentive stock option awards to the Company’s employees and non-qualified stock option awards to its employees, directors and consultants. Stock option awards vest over a period of time as determined by the Board of Directors and have a maximum term of ten years. For new hire grants, options generally vest with respect to 25% of the shares one year after the participant’s employment start date and the remainder ratably over the following three years. For performance, promotional or other grants following the start of employment, options generally vest ratably over four years. As of April 30, 2007, there were 11.9 million shares of common stock remaining available for grant under the Stock Plan.

The Employee Stock Purchase Plan (the “Purchase Plan”) contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. As of April 30, 2007, the Company had 5.1 million shares reserved for future issuance under the Purchase Plan.

The following table lists the stock-based compensation charges that were allocated to the following expense line items (in thousands):

	Three Months Ended
	April 30,
	2007	2006

Cost of services revenue	$555	$336
Research and development	1,881	1,207
Sales and marketing	1,804	1,181
General and administrative	1,277	922

	$5,517	$3,646

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Plan		Purchase Plan
	Three Months		Three Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006

Risk-free interest yield	4.5%	4.8%	4.5%	4.4%
Expected life (years)	5.5	5.5	2.0	2.0
Volatility	84%	90%	47%	49%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $5.23 per share, which included options granted under the Company’s Stock Plan and vested options assumed by the Company in the iConclude acquisition in the three months ended April 30, 2007. The weighted-average grant date fair value was $5.92 per share for stock options granted in the three months ended April 30, 2006.  The weighted-average fair value was $2.59 and $2.99 per share for employee stock purchase rights granted under our Purchase Plan in the three month periods ended April 30, 2007 and 2006, respectively.

The expected life represents the weighted-average period that an equity award is expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and forfeitures of options by employees.  The Company uses historical volatility in deriving its expected volatility assumption as allowed under SFAS 123R. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s equity awards. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

As stock-based compensation expense recognized in the Condensed Statement of Operations for the three months ended April 30, 2007 and April 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following table summarizes all activity under the Stock Plan for the periods indicated below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at February 1, 2007	18,826,319	$5.62

Granted	4,975,225	7.32
Exercised	(174,599)	2.96
Forfeitures or expirations	(325,946)	6.81

Outstanding at April 30, 2007	23,300,999	$5.99	7.52	$49,344,876

Exercisable at end of period	12,279,097	$4.91	6.14	$39,329,179

The aggregate intrinsic values in the table above represents the total value that would have been received by the option holders had such holders exercised their options on the last trading day of the three months ended April 30, 2007. The aggregate intrinsic value of stock options exercised was $0.7 million for the three months ended April 30, 2007. As of April 30, 2007, the total compensation cost not yet recognized related to nonvested stock options was $44.9 million and is expected to be recognized over a weighted-average period of 2.97 years. The expected amortization reflects only outstanding stock awards as of April 30, 2007.

The following table summarizes significant ranges of outstanding and exercisable options at April 30, 2007:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
Ranges of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
0.26 - 1.85	2,478,417	5.37	$1.30	2,472,647	$1.30
1.86 - 3.68	2,853,772	4.61	3.28	2,841,908	3.28
3.81 - 5.13	1,982,377	7.76	4.92	1,054,982	4.87
5.15 - 6.00	2,770,106	6.77	5.76	1,952,310	5.78
6.01 - 7.79	7,988,751	9.05	7.22	1,704,039	7.19
7.81 - 8.19	2,729,599	8.51	7.96	896,960	7.97
8.22 - 18.00	2,497,977	7.64	8.71	1,356,251	8.82

	23,300,999	7.52	$5.99	12,279,097	$4.91

The contractual life of a stock option represents the maximum length of time that a stock option may remain outstanding.

Restricted Stock

The Company has issued restricted stock awards from time to time to certain of its employees. The unvested common stock is subject to repurchase at their original issuance prices upon the termination of the stockholder’s employment if the Company’s right of repurchase has not lapsed as to those shares. These awards generally have vesting periods of one to four years.  The weighted-average exercise price for each of these awards is $0.001. The following table summarizes the Company’s unvested restricted stock activity for the three months ended April 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested restricted stock at January 31, 2007	300,000	$7.03
Granted	43,200	$7.26
Vested	(25,000)	$7.03
Forfeited	(1,200)	$7.26

Unvested stock at April 30, 2007	317,000

As of April 30, 2007, the total compensation cost not yet recognized related to unvested awards was $1.7 million and is expected to be recognized over a weighted-average period of 2.75 years.

Note 4.  Business Combination

On April 26, 2007, the Company acquired all of the outstanding stock of iConclude, a company engaged in the development of IT process automation solutions located in Bellevue, Washington. This acquisition enables the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. For purchase accounting purposes, the transaction was valued at approximately $51.0 million, which includes cash of $29.3 million, 2.9 million shares of Company common stock valued at $19.9 million, 0.3 million assumed vested options with a fair value of $1.2 million, and approximately $0.6 million of direct acquisition costs. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.89 per share. In May 2007, approximately $7.7 million of the $29.3 million in cash paid to the iConclude stockholders was deposited in escrow as security for the satisfaction of indemnification claims, if any, made by the Company under the merger agreement. All funds remaining in this escrow account following 12 months from the date of the acquisition will be distributed to the iConclude stockholders.

The results of operations of iConclude were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, April 26, 2007.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the preliminary purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company.

A summary of the total preliminary purchase price is as follows (in thousands):

Cash consideration	$29,260
Common stock	19,854
Assumption of iConclude earned options	1,242
Direct costs of the acquisition	611

Total preliminary purchase price	$50,967

The total preliminary purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$48
Accounts receivable, net	330
Other current assets	28
Property and equipment, net	71
Other intangible assets:
Developed Technology	9,640
Customer Relationships	600
Customer backlog	210
IPR&D	2,650
Goodwill	38,038
Other accrued liabilities	(264)
Deferred revenue	(384)
Total net assets acquired	$50,967

In addition to the purchase consideration discussed above, at the time of the acquisition, the Company withheld approximately $1.8 million in cash and approximately $1.6 million from restricted stock of certain iConclude employees. The cash payments will be paid over a weighted-average service period of nine months and will be recognized as compensation expense over the period earned. The restricted stock awards will vest over a weighted-average period of nine months and will be recognized as stock-based compensation over the period earned.

Goodwill

Of the total preliminary purchase price, $38.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired.

Purchased identified intangible assets

Of the total preliminary purchase price, $10.4 million was allocated to identified intangible assets, including developed technology of $9.6 million, customer relationships of $0.6 million and customer backlog of $0.2 million. The Company is amortizing these intangible assets on a straight-line basis over an estimated useful life of one to four years.

The aggregate estimated annual intangible amortization expense through January 31, 2012 is as follows (in thousands):

Fiscal year	Amortization
2008	$2,078
2009	2,770
2010	2,770
2011	2,770
2012	62
$10,450

In-process research and development

Of the total purchase price, $2.7 million was allocated to IPR&D. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development. iConclude is currently developing the next generation software that qualifies as IPR&D. There is a risk that these developments will not be competitive with other products using alternative technologies that offer comparable functionality.

A charge of $2.7 million for IPR&D was expensed in the Company’s operating results for the period ending April 30, 2007.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and iConclude as if the acquisition had occurred as of the beginning of the earliest periods presented. The unaudited pro forma financial information for the three-month period ended April 30, 2007, was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended April 30, 2007, which includes iConclude financial data after April 26, 2007, and iConclude’s unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2007. The unaudited pro forma financial information for the three-month period ended April 30, 2006 was derived from the Company’s unaudited condensed consolidated statements of operations for the three-month period ended April 30, 2006 and iConclude’s unaudited statements of operations for the three-month period ended March 31, 2006. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted-average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of iConclude as if the acquisition had occurred as of the beginning of the earliest periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

	Three Months Ended
	April 30,
	2007	2006
	(unaudited)
Net Revenue	$29,300	$23,228
Net loss applicable to common stockholders	$(13,590)	$(14,294)
Net loss per share - basic and diluted	$(0.13)	$(0.14)

Shares used in basic and diluted net loss per share	104,871	102,421

Note 5.  Restructuring Charges

The Company accounts for restructuring activities in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”).

The following table summarizes the status of the Company’s restructuring charges and related liabilities for the three months ended April 30, 2007 resulting from prior period restructuring activities (in thousands):

Facilities
Balance at January 31, 2007	$1,161
Cash payments, net of sublease income	(71)

Balance at April 30, 2007	$1,090

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

Note 6.  Transactions with EDS

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

Note 7.   Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the three months ended April 30, 2007 and 2006, the Company had only one operating segment. The Company is organized into three geographic regions:  North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended
	April 30,
	2007	2006
	(unaudited)
Revenue generated in Americas	$25,898	$16,621
Revenue generated in EMEA	1,413	5,184
Revenue generated in APAC	1,017	191

	$28,328	$21,996

Please see Note 1, “Concentrations of Credit Risk and Significant Customers,” for a list of customers that accounted for over 10% of the Company’s net revenue for the periods indicated above. Net long-lived assets and total assets are located primarily in the United States.

Note 8.  Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period. In the computation of basic net loss per share, outstanding unvested restricted stock is not included until the time-based vesting restrictions have lapsed. Diluted net loss per share excludes common stock equivalents and unvested restricted stock outstanding as their effect is antidilutive due to the net loss recorded. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2007	2006
	(unaudited)
Numerator:
Net loss	$(10,644)	$(5,798)
Denominator:
Weighted-average common shares outstanding	102,220	99,925
Less: weighted-average shares subject to repurchase	(291)	(573)

Shares used in basic and diluted net loss per share	101,929	99,352

Basic and diluted net loss per share	$(0.10)	$(0.06)

For the three-month periods ended April 30, 2007 and 2006, the Company excluded 6.9 million and 2.3 million shares of common stock equivalents, respectively, in the computation of diluted net loss per share. The Company has excluded the impact of all shares of common stock subject to repurchase, and stock options from the calculation of historical diluted consolidated net loss per common share because all such securities are anti-dilutive for these periods.

Note 9.  Income Taxes

Effective February 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on February 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. Our total amount of unrecognized tax benefits as of the February 1, 2007 adoption date and April 30, 2007 was $1.5 million. Also, we have no unrecognized tax benefits that, if recognized, would affect our effective tax rate for February 1, 2007 and April 30, 2007.

Our 1992 - 2006 tax years remain subject to examination by the appropriate governmental agencies due to our operating loss positions.

We recognize interest and penalties related to uncertain tax positions in income tax expense if applicable.  As of April 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

Note 10.  Legal Proceedings

As of the date of filing of this Quarterly Report, the Company was not involved in any legal proceedings which, in the case of an unfavorable outcome in management’s estimation, would reasonably have a material impact on the Company’s financial position, operating results or cash flows. In the future, the Company may bring, or be subject to, legal proceedings. Any litigation, even if not successful for the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of its business.

Note 11.  Guarantees and Indemnifications

The Company in the ordinary course of its business enters into contractual arrangements with third parties, such as customers, resellers, systems integrators, vendors and landlords, under which the Company has agreed to indemnify the third party against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. For example, the software license agreement that the Company generally enters into with its customers requires the Company defend the customer against third-party claims alleging that a Company product infringes certain intellectual property rights of another party. In addition, the Company has entered into indemnification agreements with its directors, officers and certain key employees, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the financial statements and the related notes included in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties, including those described under “Risk Factors.” Our actual results may differ materially from those projected in the forward-looking statements as a result of these risks and uncertainties. See also “Cautionary Statement Regarding Forward-Looking Statements.” The financial statement data contained herein reflects our results as they existed for the periods presented.

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

Opsware licenses its comprehensive data center automation solution suite as individual components and as an integrated software suite called the Opsware System. This suite includes the Opsware Server Automation System (OSAS), Opsware Network Automation System (ONAS), Opsware Process Automation System (OPAS), Opsware Asset Management System (OAMS), Opsware Visual Application Manager (VAM), The Opsware Network (TON) and Opsware Operational Management Database (OMDB).  OSAS automates key server, software and application operations across geographically disparate locations and heterogeneous data center environments. ONAS automates network device operations for data centers and remote locations. OPAS, which we acquired through our acquisition of iConclude Co., automates IT operational processes that span IT groups and span disparate IT systems, manages resolution of alerts and facilitates incident management in Network Operation Centers (NOCs) and Server Operation Centers (SOCs). OAMS enables IT organizations to discover IT hardware and software assets, track these assets on an ongoing basis and reduce costs of excess hardware and software purchases, unnecessary maintenance renewals and underutilization of idle and redundant assets.  VAM is a discovery and application mapping product that renders a complete picture of servers, software and network elements and their interdependencies, which allows IT organizations to execute change actions and manage potential change conflicts. TON is a real-time service offering up-to-date content for security vulnerabilities and compliance policies.  OMDB is the central data repository for all operational, configuration and change activity data.

We derive a significant portion of our revenue from software licenses.  We license our products principally through our direct sales force and, to a lesser extent, through indirect channels with corporate partners, such as distributors, value-added resellers, hardware providers and systems integrators.  We intend to increase our sales efforts through indirect channels in the future, in part due to our distribution agreement with Cisco Systems that is discussed below.  We also derive revenue from sales of items that are complementary to our software automation suite, including annual support and maintenance agreements, professional services, and training.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results should not be relied upon as indications of future performance, growth or financial results.  Historical trends may not be indicative of future growth or financial results. Additionally, our quarterly results can be especially subject to fluctuation because our business depends on closing a small number of relatively large transactions each quarter.

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

For the three months ended April 30, 2007, EDS accounted for 19% of our net revenue.

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

Recent Acquisition

On April 26, 2007, we acquired all of the outstanding stock of iConclude Co, a company engaged in the development of IT process automation solutions located in Bellevue, Washington. Following this acquisition, we now offer Opsware Process Automation System (OPAS) solution. This solution, which is integrated into our Opsware System suite, allows our customers to manage multiple aspects of their IT infrastructure.

For purchase accounting purposes, the transaction was valued at approximately $51.0 million, which includes cash of $29.3 million, 2.9 million shares of our common stock valued at $19.9 million, 0.3 million assumed options with a fair value of $1.2 million, and approximately $0.6 million of direct acquisition costs. The common stock issued in the acquisition was valued using the average closing price of our common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.89 per share. In May 2007, approximately $7.7 million of the $29.3 million in cash paid to the iConclude stockholders was deposited in escrow as security for the satisfaction of indemnification claims, if any, made by us under the merger agreement. All funds remaining in this escrow account following 12 months from the date of the acquisition will be distributed to the iConclude stockholders. In addition to the purchase consideration discussed above, at the time of the acquisition, the Company agreed to pay approximately $1.8 million in cash and to issue approximately $1.6 million of restricted stock to certain iConclude employees. The cash payments will be paid over a weighted-average service period of nine months and will be recognized as compensation expense over the period earned. The restricted stock awards will vest over a weighted-average period of nine months and will be recognized as stock-based compensation over the period earned.

Results of Operations

License revenue. License revenue consists of fees for term or perpetual licenses.

	Three Months Ended
	April 30,
($ in thousands)	2007	2006

License revenue	$19,383	$15,361
Percentage of total net revenues	68%	70%

License revenue increased by $4.0 million, or 26%, during the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. This increase was primarily due to the following factors: greater market acceptance of our products, an increase in our customer base, an increase in sales to existing customers and an increase in purchases of multiple components of our integrated suite of products as compared to the prior period. License revenue derived from customers other than EDS increased approximately 34% during the three month period ended April 30, 2007 as compared with the same period last year.

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

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services.

	Three Months Ended
	April 30,
($ in thousands)	2007	2006

Services revenue	$8,945	$6,635
Percentage of total net revenues	32%	30%

Services revenue increased by $2.3 million, or 34%, during the three-month period ended April 30, 2007 as compared to the three months ended April 30, 2006. The increase was primarily due to increases in sales of professional services and annual maintenance contracts, each resulting from the growth of our installed customer base.

Costs and Expenses

Cost of license revenue. Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Three Months Ended
	April 30,
($ in thousands)	2007	2006

Cost of license revenue	$733	$506
Percentage of total license revenues	4%	3%

This increase of $0.2 million in cost of license revenue during three months ended April 30, 2007 as compared to April 30, 2006 was primarily due to an increase in royalties paid to third party vendors as a result of increased license revenue. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide support services to our customers, outsourced contractor fees, facility costs and travel expenses.

	Three Months Ended
	April 30,
($ in thousands)	2007	2006

Cost of services revenue	$6,115	$4,983
Percentage of total services revenues	68%	75%

This increase of approximately $1.1 million in the cost of services revenue as compared to the prior period was primarily due to an increase in service-related headcount from 78 on April 30, 2006 to 103 on April 30, 2007 and increased outsourced contractor fees, each of which was necessary to fulfill service obligations resulting from an increase in our customer base.

Amortization of developed technology. The amortization of developed technology was $0.8 million for the three months ended April 30, 2007 as compared to $0.4 million for the same period ended last year. This increase of $0.4 million was due to amortization of developed technology resulting from the acquisition of CreekPath Systems in the third quarter of last year.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and depreciation and amortization of purchased equipment and software.

	Three Months Ended
	April 30,
($ in thousands)		2006

Research and development	$10,098	$7,342
Percentage of total net revenues	36%	33%

This increase of $2.8 million in research and development expenses as compared to the prior period was primarily due to an increase in research and development related headcount from 132 on April 30, 2006 to 198 on April 30, 2007 which reflects employees assumed in connection with our CreekPath Systems and iConclude acquisitions as well as additional hiring necessary to meet the current needs of our business.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facilities costs.

	Three Months Ended
	April 30,
($ in thousands)	2007	2006

Sales and marketing	$14,839	$10,906
Percentage of total net revenues	52%	50%

This increase of $3.9 million in sales and marketing expenses was primarily due to an increase in headcount from 106 on April 30, 2006 to 163 on April 30, 2007, fees for third party consulting services, sales commissions and to a lesser extent, increases in advertising and promotional activities.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services, and facility costs.

	Three Months Ended
	April 30,
($ in thousands)	2007	2006

General and administrative	4,482	4,246
Percentage of total net revenues	16%	34%

This increase of $0.2 million in general and administrative expenses for the three months ended April 30, 2007 as compared to three months ended April 30, 2006 was due to an increase in headcount from 50 as of April 30, 2006 to 60 on April 30, 2007.

In-process research and development charges. We expensed $2.7 million in the three months ended April 30, 2007 for in-process research and development (IPR&D) acquired in the purchase of iConclude.  Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition.  Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development. iConclude is currently developing the next generation software that qualifies as IPR&D. There is a risk that these developments will not be competitive with other products using alternative technologies that offer comparable functionality. Accordingly, this IPR&D amount was expensed on the acquisition date of iConclude.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of April 30, 2007, we had approximately $75.8 million in cash and cash equivalents and restricted cash. In May 2007, we deposited $7.7 million of cash in escrow in connection with the acquisition of iConclude.

Operating Activities

Net cash provided by operating activities was $3.3 million for the three months ended April 30, 2007 as compared to net cash used in operating activities of $1.5 million for the three months ended April 30, 2006. Net cash provided by operating activities for the three months ended April 30, 2007 was primarily due to an $8.8 million net decrease in accounts receivable due to better collection efforts partly offset by a $3.5 million decrease in deferred revenue and $2.9 million decrease in accrued liabilities to salaries and other related compensation.

Net cash used in operating activities for the three months ended April 30, 2006 was primarily the result of our net operating loss of $5.8 million and a $2.4 million decrease in deferred revenue partially offset by non-cash charges of $3.6 million for stock-based compensation and a $1.1 million increase in accounts payable.

Investing Activities

Net cash used in investing activities was approximately $23.2 million and $1.5 million for the three months ended April 30, 2007 and April 30, 2006, respectively. Net cash used in investing activities for the three months ended April 30, 2007 was primarily due to $21.4 million cash paid related to the acquisition of iConclude in April 2007 and $1.8 million for purchases of capital equipment related to facilities to accommodate growth in our employee base.

Net cash used in investing activities for the three months ended April 30, 2006 consisted primarily of $1.7 million for purchases of capital equipment.

Financing Activities

Net cash provided by financing activities was $2.6 million and $1.7 million for the three months ended April 30, 2007 and April 30, 2006, respectively. Net cash provided by financing activities for both three months ended April 30, 2007 and April 30, 2006, were primarily attributable to proceeds received from the exercise of employee stock options and employee stock purchase plan purchases.

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

Our critical accounting policies, which have previously been disclosed in our Form 10-K for the fiscal year ended January 31, 2007, of which one is Revenue Recognition, have not changed significantly in the three months ended April 30, 2007.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of April 30, 2007, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

PART II.              OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

As of the date of filing of this Quarterly Report, we were not involved in any material legal proceedings. In the future, we may bring, or be subject to legal proceedings. Any litigation, even if successful for the Company, could result in substantial costs and divert management’s attention and other resources away from the operation of our business.

ITEM 1A.          RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

We have only operated as a software company since fiscal 2003, which makes it difficult to evaluate our future prospects.

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

Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of a quarter’s total sales have occurred toward the end of that quarter. This makes predicting our revenue, earnings and cash flows for each financial period more difficult and increases the risk of unanticipated variations in our financial results.

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

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in current or subsequent quarters, are especially subject to fluctuation because they normally depend on the completion of a small number of relatively large license transactions. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss or delay of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period. In addition, this dependence on large orders in a given quarter can cause significant fluctuation in certain other operating result, including the customer concentration and segment information reported in Notes 1 and 7 to the condensed consolidated financial statements, respectively.

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

There is no assurance that we will achieve the benefits we anticipate from our partnership with Cisco Systems.

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

Our operating results are and will continue to be significantly impacted by our relationship with EDS and any deterioration of our relationship with EDS could adversely affect the success of our business.

Our operating results are significantly impacted by our relationship with EDS and will continue to be so for the foreseeable future. In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the three months ended April 30, 2007, EDS accounted for 19% of our net revenue. If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

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

From time to time we make acquisitions of other companies in an effort to increase our customer base, broaden our product offerings or expand our technology platform. For example, in April 2007, we completed our acquisition of iConclude Co. (“iConclude”), a private company engaged in developing IT process automation solutions and located in Bellevue, Washington. There is no assurance that the sale of iConclude’s products will contribute to our results to the extent that we expect for a number of reasons, including the integration risks described below.

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

Revenue from international customers accounts for a meaningful portion of our revenue, and we plan to increase our international sales efforts in the future. Revenue from international customers accounted for 9% of our net revenue during the three months ended April 30, 2007. Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales force and operations, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in certain foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

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

In the course of our business, any actual or perceived noncompliance with laws and regulations may subject us to claims and litigation The expense of defending such litigation, regardless of its merits, may be costly and divert management’s attention from the day-to-day operations of our business. In addition, the outcome of any claims or litigation may be difficult to predict and could have an adverse impact on our business, operating results and financial condition.

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

The accounting treatment for stock options under SFAS 123R has significantly impacted our results of operations and may lead to changes in our equity compensation strategy that could negatively impact our ability to attract and retain employees.

The accounting treatment for stock options under SFAS 123R requires us to account for employee stock options as compensation expense on our financial statements for the periods following February 1, 2006. This has had a significant impact and is expected to continue to have a significant impact, on our reported results of operations and our timing to achieve profitability on a GAAP basis.

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

Our business could suffer if we are unable to retain our executive officers or key technical personnelor if our directors, officers or key personnel are affected by negative publicity.

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

The reputation of our current and former directors, officers and key employees is an integral part of our corporate reputation.  If any of our current and former directors, officers and key employees is subject to negative publicity, even for reasons unrelated to us and our operation, this could affect our corporate reputation and cause our stock price to decline.

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

An important compensation component for our personnel is stock options, which typically vest over a four-year period. We may face significant challenges in retaining our employees if they do not believe their stock options are a valuable component of their total compensation. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which will be dilutive to the investments of our existing stockholders. Some of our employees hold options with exercise prices that are higher than the price at which our common stock is currently trading. If our stock price does not increase in the future, we may need to exchange options for new options or restricted stock, issue new options or grant additional shares of stock to motivate and retain our employees. To the extent we issue additional options or shares of restricted stock, existing stockholders will experience dilution.

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

Insiders and certain of our stockholders may be able to exert substantial control over us and this could negatively affect your investment.

As of May 31, 2007, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 18.7% of our common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally. Certain of our stockholders may submit stockholder proposals or engage in other forms of more active participation in our corporate governance.  Such activities could distract the focus of our management and board of directors from other opportunities and challenges.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2007, the Company completed its acquisition of iConclude Co., a privately-held company, pursuant to a definitive merger agreement signed on March 6, 2007. The purchase was completed in part through the issuance of approximately 2.9 million shares of our common stock. The issuance of shares in this transaction was made in reliance on an exemption from registration under the Securities Act of 1933, pursuant to Section 3(a)(10) of that Act. The Company relied on a public fairness hearing conducted before the Department of Corporations of the State of California pursuant to Section 25142 of the California Corporate Securities Law, resulting in the Company obtaining a permit to issue the shares of the Company’s common stock.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

(a)   Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.01	Agreement and Plan of Reorganization, dated as of March 5, 2007, by and among Opsware, iConclude, OZ1 Acquisition Corp., OZ2 Acquisition LLC, Donald Sullivan and, for purposes of Section 6.1(f) only, Sachin Gupta and Jeffrey Gerber (the “Agreement”)	8-K	000-32377	5-2-07	2.01
2.02	Amendment No. 1 to the Agreement, dated as of April 25, 2007, by and among Opsware, iConclude, OZ1 Acquisition Corp., OZ2 Acquisition LLC and Donald Sullivan	8-K	000-32377	5-2-07	2.02
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

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

OPSWARE INC.
/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Dated: June 8, 2007

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.01	Agreement and Plan of Reorganization, dated as of March 5, 2007, by and among Opsware, iConclude, OZ1 Acquisition Corp., OZ2 Acquisition LLC, Donald Sullivan and, for purposes of Section 6.1(f) only, Sachin Gupta and Jeffrey Gerber (the “Agreement”)	8-K	000-32377	5-2-07	2.01
2.02	Amendment No. 1 to the Agreement, dated as of April 25, 2007, by and among Opsware, iConclude, OZ1 Acquisition Corp., OZ2 Acquisition LLC and Donald Sullivan	8-K	000-32377	5-2-07	2.02
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

*       This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.