Form 10-Q
period 2007-07-31
OPSWARE INC
filed 2007-09-10
CIK 1100813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

There were 106,923,155 shares of the registrant’s Common Stock, par value $0.001, outstanding on August 31, 2007.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the expected completion of the acquisition of Opsware by Hewlett-Packard Company, including the tender offer, merger and related procedural steps in the acquisition transaction, obtaining a sufficient number of tendered shares of common stock and regulatory approval of the merger, anticipated market trends and uncertainties, expected financial and operating results, anticipated capital expenditures, international sales expansion, expected revenue generated from the sale of our software products, including the impact of our license and maintenance agreement with EDS and our distribution arrangement with Cisco, the impact of applying SFAS 123(R), the adequacy of our capital resources to fund our operations, the anticipated increase in customer expansion of our target markets, the timing of new product releases, our expectations regarding ongoing development of our software products and other technical capabilities, formation of strategic partnerships and expansion in our direct and indirect sales organizations.

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

The condensed consolidated financial statements and related information contained in this Quarterly Report on Form 10-Q reflect our results for interim periods presented.

Explanatory Note

On July 20, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hewlett-Packard Company (“HP”) and Orca Acquisition Corporation, a wholly-owned subsidiary of HP (“HP Subsidiary”). As directed by the Merger Agreement, on August 3, 2007, HP, through the HP Subsidiary, commenced a tender offer to purchase all of our outstanding shares (“Opsware Shares”) at a purchase price of $14.25 per share (“Tender Offer”), in cash to the seller without interest and less any required withholding taxes. As soon as practicable following completion of the Tender Offer, the HP Subsidiary will merge with and into Opsware (“Merger”).

On August 31, 2007, HP announced that it and the HP Subsidiary had extended the Tender Offer until the close of business on September 14, 2007. The Tender Offer had been previously scheduled to expire on August 30, 2007. We have been advised that, as of the previously scheduled expiration date of August 30, 2007, an aggregate of approximately 93.9 million Opsware Shares had been tendered and not withdrawn from the Tender Offer.  HP extended the Tender Offer because all of the conditions to completion of the Tender Offer had not yet been satisfied. In particular, the waiting period under the antitrust regulations in China had not yet expired or been terminated. This waiting period will expire on September 13, 2007, unless terminated earlier or extended.

If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither we nor HP elects to exercise our respective termination rights, the Merger will occur and we will cease to be a standalone business. Rather, we will be a wholly-owned subsidiary of Hewlett-Packard as of the effective time of the Merger. Accordingly, this quarterly report on Form 10-Q should be read with the understanding that should the Merger be completed, HP will have the power to control the conduct of our business and we will no longer exist as a standalone, publicly traded company.

PART I.    FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

OPSWARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2007	January 31, 2007
	(unaudited)	(A)

ASSETS
Current assets:
Cash and cash equivalents	$66,292	$90,940
Accounts receivable, net	25,430	31,748
Prepaid expenses and other current assets	7,776	6,431

Total current assets	99,498	129,119
Property and equipment, net	7,573	5,898
Restricted cash	2,279	2,279
Prepaid expenses and other assets, net	1,592	1,798
Intangible assets, net	17,263	9,705
Goodwill	71,322	33,246
Total assets	$199,527	$182,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,249	$2,612
Accured compensation	10,583	11,246
Other accrued liabilities	9,003	5,928
Deferred revenue, current portion	24,303	28,924
Accrued restructuring costs, current portion	371	345
Capital lease obligations, current portion	53	19
Total current liabilities	49,562	49,074
Deferred revenue, net of current portion	3,745	1,323
Accrued restructuring costs, net of current portion	632	817
Capital lease obligations, net of current portion	44	55

Commitments and contingencies

Stockholders’ equity:
Common stock	106	102
Additional paid-in capital	668,492	630,282
Accumulated deficit	(522,569)	(499,339)
Accumulated other comprehensive loss	(485)	(269)

Total stockholders’ equity	145,544	130,776

Total liabilities and stockholders’ equity	$199,527	$182,045

(A)           The balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net revenue:
License revenue	$21,608	$17,907	$40,990	$33,268
Services revenue	11,006	7,227	19,952	13,862

Net revenue	32,614	25,134	60,942	47,130
Cost and expenses:
Cost of license revenue **	1,900	360	2,633	866
Cost of services revenue*	6,385	5,096	12,500	10,079
Amortization of acquired developed technology	1,364	412	2,125	824
Research and development*	11,664	7,614	21,762	14,956
Sales and marketing*	17,089	11,946	31,928	22,852
General and administrative*	7,149	4,457	11,631	8,703
In-process research and development charges	—	—	2,650	—
Amortization of other acquisition-related intangibles	428	327	767	654

Total cost and expenses	45,979	30,212	85,996	58,934

Loss from operations	(13,365)	(5,078)	(25,054)	(11,804)
Interest, other income and expense, net	812	1,311	1,903	2,293

Loss before income taxes	(12,553)	(3,767)	(23,151)	(9,511)
Provision for income taxes	33	—	79	54

Net loss	$(12,586)	$(3,767)	$(23,230)	$(9,565)

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.22)	$(0.10)

Shares used in computing basic and diluted net loss per share	105,193	99,686	103,581	99,525

*  Includes stock-based compensation expense of the following:

Cost of services revenue	$600	$366	$1,155	$702
Research and development	2,279	1,287	4,160	2,494
Sales and marketing	1,939	1,311	3,743	2,492
General and administrative	2,243	1,079	3,520	2,001

Total stock-based compensation expense	$7,061	$4,043	$12,578	$7,689

** Excludes amortization of acquired developed technology, which is presented as a separate operating statement caption.

See accompanying notes.

OPSWARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2007	2006

Operating activities:
Net loss	$(23,230)	$(9,565)
Adjustments to reconcile net loss to net cash provoded by (used in) operating activities:
Depreciation	1,523	1,272
Amortization of intangibles	2,892	1,478
Stock-based compensation expense	12,578	7,689
(Gain)/loss on disposal of property and equipment	(412)	26
In-process research and development charges	2,650	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,647	(3,191)
Prepaid expenses, other current assets and other assets	(1,491)	496
Prepaid rent	280	350
Accounts payable	2,525	1,164
Accrued compensation	(799)	2,012
Other accrued liabilities	3,075	(293)
Advances from customers	—	(721)
Deferred revenue	(2,583)	(5,068)
Accrued restructuring costs	(159)	(161)

Net cash provided by (used in) operating activities	3,496	(4,512)

Investing activities:
Purchases of property and equipment	(3,242)	(2,562)
Restricted cash	—	22
Insurance proceeds on loss of fixed assets	637	—
Acquisition of businesses, net of cash acquired	(29,883)	145

Net cash used in investing activities	(32,488)	(2,395)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	4,537	1,876
Receipt of (principal payments on) capital lease obligations	23	(7)

Net cash provided by financing activities	4,560	1,869

Effect of exchange rate changes on cash	(216)	(95)

Net decrease in cash and cash equivalents	(24,648)	(5,133)
Cash and cash equivalents at beginning of period	90,940	101,898

Cash and cash equivalents at end of period	$66,292	$96,765

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with the acquisition of iConclude Co.	$19,854	—
Assumption of iConclude Co. earned options	$1,242	—

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

On April 26, 2007, the Company completed the acquisition of iConclude Co. (“iConclude”), a company located in Bellevue, Washington that engaged in the development of information technology (IT) process automation software products. Through this acquisition, the Company acquired the OPAS product, which automates IT operational processes that span IT groups and span disparate IT systems, manages resolution of alerts and facilitates incident management in Network Operation Centers (NOCs) and Server Operation Centers (SOCs).

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

The results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of results for any other period.

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

Accounting Policies

Revenue Recognition

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  For each transaction, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all criteria are met. The Company considers all arrangements with payment terms extending beyond ninety days not to be fixed or determinable in which case revenue is recognized when the payment becomes due. No customer has a right of return privilege.

Most of the Company’s arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and the Company allocates revenue to each component of the arrangement using the residual method, as prescribed by Statement of Position 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” based on the Company’s vendor specific objective evidence (VSOE) of fair value of the undelivered elements. This means that the Company defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees. VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon the price charged to the customer when PCS is sold separately. VSOE of fair value of consulting and training services is based upon hourly rates and per unit pricing, respectively, charged under separate sales of these services to customers in stand alone transactions. VSOE of the fair value of TON is determined by reference to the price paid by the Company’s customers when TON is sold separately.

License revenue consists of license fees charged for the use of the Company’s products under perpetual or term license arrangements. The Company recognizes license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met. Generally, these criteria are met at the time of delivery of the software to the customer. The Company recognizes revenue under term licenses on a straight-line basis over the term of the arrangement once the criteria for revenue recognition have been met. If an arrangement includes a software acceptance provision, revenue is deferred until the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Professional services revenue consists of fees charged for product training and consulting services. Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2. When the Company provides basic software installation services under fixed-fee contractual arrangements, the Company will estimate proportional performance under these contracts on a monthly basis utilizing hours incurred to date relative to the total estimated hours to complete the project. If there is uncertainty about the project being completed or payment being received for the services, revenue is deferred until the uncertainty is resolved. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee.

Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed. If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage-of-completion or the completed-contract method). The Company generally does not enter into arrangements that call for significant production, modification or customization of its software and, therefore, the services provided by the Company are not by their nature essential to the functionality of its software.  Accordingly, the Company has not recognized material amounts of revenue using the contract method of accounting. On occasion, software license arrangements require the Company to provide implementation and/or additional consulting services necessary to meet customer-specific acceptance criteria or milestones. Typically, arrangement fees will not be due and payable until the performance milestone(s) are met and customer acceptance obtained. In these circumstances, revenue is recognized when the milestone(s) are met and customer acceptance is obtained and costs of delivering the services are expensed as incurred. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable.  The Company places all of its cash, cash equivalents and restricted cash with high-credit quality issuers. Carrying amounts of financial instruments held by the Company, which include cash equivalents and accounts receivable, approximate fair value due to their short duration. The Company performs ongoing credit evaluations, as warranted, and maintains allowances for potential losses on accounts receivable.

For the three and six months ended July 31, 2007, EDS accounted for 17% and 18% of the Company’s net revenue, respectively. For the six months ended July 31, 2007, Customer A accounted for 10% of the Company’s net revenue. For the three and six months ended July 31, 2006, EDS accounted for 21% and 22% of the Company’s net revenue, respectively. For the three months ended July 31, 2006, Customer C accounted for 15% of the Company’s net revenue.

As of July 31, 2007, Customer B accounted for 13% of the Company’s accounts receivable balance. As of July 31, 2006, Customer C accounted for 21% of the Company’s accounts receivable balance.

Comprehensive Net Loss

Under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to display comprehensive loss and its components as part of the financial statements. Other comprehensive loss includes foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities that are excluded from net loss and reported in the accompanying consolidated statement of stockholders’ equity.

For the three months ended July 31, 2007, net loss and comprehensive net loss were $12.6 million and $12.8 million, respectively. For the six months ended July 31, 2007, net loss and comprehensive net loss were $23.2 million and $23.4 million, respectively. For the three months ended July 31, 2006, net loss and comprehensive net loss were both $3.8 million. For the six months ended July 31, 2006, net loss and comprehensive net loss were $9.6 million and $9.7 million, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the company beginning February 1, 2008, although early adoption is permitted. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

Note 3. Pending Merger with Hewlett-Packard Company

 On July 20, 2007, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hewlett-Packard Company (“HP”) and Orca Acquisition Corporation, a wholly-owned subsidiary of HP (“HP Subsidiary”). As directed by the Merger Agreement, on August 3, 2007, HP, through the HP Subsidiary, commenced a tender offer to purchase all of the outstanding shares of the Company (“Opsware Shares”) at a purchase price of $14.25 per share (“Tender Offer”), in cash to the seller without interest and less any required withholding taxes. As soon as practicable following completion of the Tender Offer, the HP Subsidiary will merge with and into the Company (“Merger”).

The consummation of the Tender Offer and the completion of the Merger are subject to certain conditions, including the tender of a majority of the outstanding Opsware Shares (determined on a fully diluted basis); the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and applicable antitrust laws of China and Germany, in each case, free of any conditions imposing a divestiture with respect to the HP Subsidiary, the Company or any of their subsidiaries or assets; and the absence of a material adverse effect (as defined in the Merger Agreement) on the Company. The Merger Agreement also contains certain termination rights of HP and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay HP a termination fee of $50.0 million.

On August 20, 2007, the waiting period under the HSR Act applicable to the Tender Offer was terminated and, accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied. On August 28, 2007, HP received antitrust regulatory clearance from the Federal Cartel Office under the Act against Restraints of Competition in Germany and, accordingly, the condition relating to the expiration or termination of the antitrust waiting period in Germany has been satisfied.

Note 4. Employee Equity Incentive Plans

The Company’s 2000 Amended and Restated Incentive Stock Plan (the “Stock Plan”) provides for the grant of incentive stock option awards to the Company’s employees and non-qualified stock option awards to its employees, directors and consultants. Stock option awards vest over a period of time as determined by the Board of Directors and have a maximum term of ten years. For new hire grants, options generally vest with respect to 25% of the shares one year after the participant’s employment start date and the remainder ratably over the following three years. For performance, promotional or other grants following the start of employment, options generally vest ratably over four years. As of July 31, 2007, there were 10.4 million shares of common stock remaining available for grant under the Stock Plan.

The Employee Stock Purchase Plan (the “Purchase Plan”) contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of common stock that may be purchased under the Purchase Plan is 85% of the lower of the fair market value of the Company’s common stock at the beginning of an offering period or after a purchase period ends. As of July 31, 2007, the Company had 5.1 million shares reserved for future issuance under the Purchase Plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Plan
	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2007	2006	2007	2006
Risk-free interest yield	4.6%	4.9%	4.5%	4.8%
Expected life (years)	5.5	5.5	5.5	5.5
Volatility	71%	88%	80%	90%
Dividend yield	0%	0%	0%	0%

The weighted-average grant date fair value was $5.84 and $5.42 per share, which included options granted under the Company’s Stock Plan and vested options assumed by the Company in the iConclude acquisition in the three and six months ended July 31, 2007, respectively. The weighted-average grant date fair value was $5.56 and $5.84 per share for stock options granted in the three and six months ended July 31, 2006, respectively.

The fair value of each stock purchase right under the purchase plan was estimated on the date of the purchase using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Purchase Plan
	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2007	2006	2007	2006
Risk-free interest yield	4.5%	4.6%	4.5%	4.6%
Expected life (years)	2.0	2.0	2.0	2.0
Volatility	47%	49%	47%	49%
Dividend yield	0%	0%	0%	0%

The weighted-average fair value was $2.59 and $3.05 per share for employee stock purchase rights granted under our Purchase Plan in the three months ended July 31, 2007 and 2006, respectively. The weighted-average fair value was $2.59 and $3.05 per share for employee stock purchase rights granted under our Purchase Plan in the six months ended July 31, 2007 and 2006, respectively.

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

As stock-based compensation expense recognized in the Condensed Statement of Operations for the three and six months ended July 31, 2007 and July 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following table summarizes all activity under the Stock Plan for the periods indicated below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of Shares	Price	Contractual Term	Value
Outstanding at February 1, 2007	18,826,319	$5.62

Granted	7,559,989	7.87
Exercised	(574,696)	4.36
Forfeitures or expirations	(1,166,059)	6.96

Outstanding at July 31, 2007	24,645,553	$6.18	7.48	$195,447,756

Exercisable at July 31, 2007	12,941,313	$5.07	6.04	$117,135,076

The aggregate intrinsic value in the table above represents the total value that would have been received by the option holders had such holders exercised their options on the last trading day of the quarter, July 31, 2007. The aggregate intrinsic value of stock options exercised was $1.8 million and $2.5 million for the three and six months ended July 31, 2007. As of July 31, 2007, the total compensation cost not yet recognized related to nonvested stock options was $49.8 million and is expected to be recognized over a weighted-average period of 2.99 years. The expected amortization reflects only outstanding stock awards as of July 31, 2007.

The following table summarizes significant ranges of outstanding and exercisable options at July 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
Ranges of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
0.05 - 2.98	3,446,888	5.31	$1.41	3,168,615	$1.51
3.18 - 5.31	4,199,820	5.85	4.33	3,331,988	4.15
5.41 - 7.25	3,939,251	7.08	6.16	2,647,948	6.05
7.26 - 7.26	4,078,556	9.62	7.26	371,086	7.26
7.27 - 7.93	4,388,539	8.45	7.82	1,533,656	7.82
7.97 - 9.62	4,161,415	8.07	8.63	1,793,095	8.21
9.64 - 18.00	431,084	8.51	12.03	94,925	16.37

	24,645,553	7.48	$6.18	12,941,313	$5.07

The contractual life of a stock option represents the maximum length of time that a stock option may remain outstanding.

Restricted Stock

The Company has issued restricted stock awards from time to time to certain of its employees. The unvested common stock is subject to repurchase at their original issuance prices upon the termination of the stockholder’s employment if the Company’s right of repurchase has not lapsed as to those shares. These awards generally have vesting periods of one to four years.  The weighted-average exercise price for each of these awards is $0.001. The following table summarizes the Company’s unvested restricted stock activity for the six months ended July 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested restricted stock at January 31, 2007	300,000	$7.03
Granted	378,185	$7.62
Vested	(118,152)	$8.52
Repurchased/Forfeited	(129,000)	$7.04
Unvested stock at July 31, 2007	431,033

As of July 31, 2007, the total compensation cost not yet recognized related to unvested awards was $1.5 million and is expected to be recognized over a weighted-average period of 2.5 years.

Note 5.  Business Combination

On April 26, 2007, the Company acquired all of the outstanding stock of iConclude, a company engaged in the development of IT process automation solutions located in Bellevue, Washington. This acquisition enabled the Company to create an integrated product solution that allows customers to manage multiple aspects of their IT infrastructure. For purchase accounting purposes, the transaction was valued at approximately $51.0 million, which includes cash of $29.3 million, 2.9 million shares of Company common stock valued at $19.9 million, 0.3 million assumed vested options with a fair value of $1.2 million, and approximately $0.6 million of direct acquisition costs. The common stock issued in the acquisition was valued using the average closing price of the Company’s common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.89 per share. In May 2007, approximately $7.7 million of the $29.3 million in cash paid to the iConclude stockholders was deposited in escrow as security for the satisfaction of indemnification claims, if any, made by the Company under the merger agreement. All funds remaining in this escrow account following 12 months from the date of the acquisition will be distributed to the iConclude stockholders.

The results of operations of iConclude were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, April 26, 2007.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on several factors, including valuations, estimates and assumptions provided by the Company.

A summary of the total purchase price is as follows (in thousands):

Cash consideration	$29,260
Common stock	19,854
Assumption of iConclude earned options	1,242
Direct costs of the acquisition	631

Total purchase price	$50,987

The total purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$48
Accounts receivable, net	330
Other current assets	28
Property and equipment, net	71
Other intangible assets:
Developed Technology	9,640
Customer Relationships	600
Customer backlog	210
IPR&D	2,650
Goodwill	38,058
Other accrued liabilities	(264)
Deferred revenue	(384)

Total net assets acquired	$50,987

In addition to the purchase consideration discussed above, the Company withheld, at the time of the acquisition, approximately $1.8 million in cash and approximately $1.6 million in restricted stock from certain iConclude employee stockholders. The cash payments will be released over a weighted-average service period of nine months from the acquisition date and will be recognized as compensation expense over the period earned. The restricted stock awards will vest over a weighted-average period of nine months from the acquisition date and will be recognized as stock-based compensation expense over the period earned.

Goodwill

Of the total preliminary purchase price, $38.1 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired.

Purchased identified intangible assets

Of the total preliminary purchase price, $10.4 million was allocated to identified intangible assets, including developed technology of $9.6 million, customer relationships of $0.6 million and customer backlog of $0.2 million. The Company is amortizing these intangible assets on a straight-line basis over an estimated useful life of one to four years. Amortization expense for these intangible assets was $0.7 million for the three and six-months ended July 31, 2007. Total intangible assets subject to amortization are as follows (in thousands):

July 31,
2007
Developed technology	$9,640
Customer relationships	600
Customer backlog	210

Gross intangible assets	10,450
Less: accumulated amortization	(693)

Identified intangible assets, net	$9,757

The aggregate estimated annual intangible amortization expense through January 31, 2012 is as follows (in thousands):

Future
Fiscal Year	Amortization

2008 (6 months)	$1,385
2009	2,770
2010	2,770
2011	2,770
2012	62
$9,757

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

A charge of $2.7 million for IPR&D was expensed in the Company’s operating results for the six months ended July 31, 2007.

Pro forma results

The unaudited pro forma financial information below presents the combined results of operations of the Company and iConclude as if the acquisition had occurred as of the beginning of each period presented. iConclude’s operating results have been included in the Company’s operating results since the date of acquisition, which was April 26, 2007. The unaudited pro forma financial information for the six months ended July 31, 2007 was derived from the Company’s unaudited condensed consolidated statements of operations for the six months ended July 31, 2007 and iConclude’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2007. The unaudited pro forma financial information for the six months period ended July 31, 2006 was derived from the Company’s unaudited condensed consolidated statements of operations for the period and iConclude’s unaudited statements of operations for the six months ended June 30, 2006. The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted-average outstanding common stock of the Company during the periods presented, plus the number of shares of the Company’s common stock issued to complete the acquisition of iConclude as if the acquisition had occurred as of the beginning of the earliest periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

	Six Months Ended
	July 31,
	2007	2006

Net Revenue	$61,914	$47,220
Net loss applicable to common stockholders	$(26,176)	$(18,493)

Net loss per share - basic and diluted	$(0.25)	$(0.18)

Shares used in basic and diluted net loss per share	105,112	102,594

Note 6.  Restructuring Charges

The Company accounts for restructuring activities in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”).

The following table summarizes the status of the Company’s restructuring charges and related liabilities for the six months ended July 31, 2007 resulting from prior period restructuring activities (in thousands):

Facilities

Balance at January 31, 2007	$1,161
Cash payments, net of sublease income	(71)
Balance at April 30, 2007	$1,090
Cash payments, net of sublease income	(87)
Balance at July 31, 2007	$1,003

Amounts related to the remaining accrual for excess facilities will be paid over the respective lease terms through 2010.

Note 7.  Transactions with EDS

In August 2002, the Company sold its Managed Services Business to EDS for a total purchase price of $63.5 million in cash and entered into a separate agreement with EDS (the “EDS License”) pursuant to which the Company granted EDS a license to use its software products. Under this license agreement, EDS agreed to pay the Company a minimum license and maintenance fee of $52.0 million in the aggregate over a term of three years.

At the time the EDS License was signed, the Company determined it had sufficient objective and reliable evidence of fair value for both the value of the Company’s managed Internet services business (the “Managed Services Business”) that was sold to EDS and the separate EDS License based upon the renewal rates stated in the EDS License. The Company further determined that the $52.0 million EDS License entailed a separate earnings process and therefore did not affect the quality of use or the $63.5 million value paid by EDS for the Managed Services Business. Because the EDS License contained extended payment terms and the Company had not established VSOE of fair value for its maintenance, the Company has been recognizing the related license fees when the monthly minimum commitments become due, but only after the Company delivered all specified features and functions in April 2003. Payments received prior to delivery of the specified features and functions are being amortized as revenue by the Company on a straight-line basis over the remaining term of the contract. The Company has allocated 20% of the total license fees under the EDS License to maintenance revenue. The allocation is consistent with the separate pricing of standalone maintenance agreements with other customers.

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

The license revenue recognized under the EDS license was $4.4 million and $8.8 million for the three and six months ended July 31, 2007, respectively, and $4.2 million and $8.4 million for the three and six months ended July 31, 2006, respectively. The services revenue recognized under the EDS license was $0.9 million and $1.8 million for the three and six months ended July 31, 2007, respectively, and $1.1 million and $2.1 million for the three and six months ended July 31, 2006, respectively.

 Note 8.  Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker regularly reviews information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. During the three and six months ended July 31, 2007 and 2006, the Company had only one operating segment. The Company is organized into three geographic regions:  North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Net revenue by customers’ geographic location is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenue generated in Americas	$26,002	$20,739	$51,900	$37,360
Revenue generated in EMEA	5,940	3,315	7,353	8,499
Revenue generated in APAC	672	1,080	1,689	1,271
	$32,614	$25,134	$60,942	$47,130

Please see Note 1, “Concentrations of Credit Risk and Significant Customers,” for a list of customers that accounted for over 10% of the Company’s net revenue for the periods indicated above. Net long-lived assets and total assets are located primarily in the United States.

Note 9.  Net Loss Per Share

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(12,586)	$(3,767)	$(23,230)	$(9,565)
Denominator:
Weighted-average common shares outstanding	105,724	100,167	103,976	100,051
Less: weighted-average shares subject to repurchase	(531)	(481)	(395)	(526)

Shares used in basic and diluted net loss per share	105,193	99,686	103,581	99,525

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.22)	$(0.10)

Note 10.  Income Taxes

Effective February 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on February 1, 2007 was to be recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The total amount of unrecognized tax benefits as of the February 1, 2007 adoption date was $1.5 million. Also, the Company has no unrecognized tax benefits that, if recognized, would affect effective tax rate for the six months ended July 31, 2007. It is expected that the amount of unrecognized tax benefits will change during the next twelve months; however, the Company does not expect the change to have a material impact on its results of operations or its financial position.

The Company’s 1992 - 2006 tax years remain subject to examination by the appropriate governmental taxing agencies due to the Company’s operating loss positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense if applicable.  As of July 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

Note 11.  Legal Proceedings

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

Note 12.  Guarantees and Indemnifications

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

Agreement to be Acquired by Hewlett-Packard Company

On July 20, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Hewlett-Packard Company (“HP”) and Orca Acquisition Corporation, a wholly-owned subsidiary of HP (“HP Subsidiary”). As directed by the Merger Agreement, on August 3, 2007 HP, through the HP Subsidiary, commenced a tender offer to purchase all of the outstanding shares of Opsware (“Opsware Shares”) at a purchase price of $14.25 per share (“Tender Offer”), net to the seller in cash without interest and less any required withholding taxes.

The Merger Agreement provides that if certain conditions are met, including the tender of a majority of the outstanding Opsware Shares (determined on a fully diluted basis), the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and applicable antitrust laws of China and Germany, and the absence of a material adverse effect (as defined in the Merger Agreement) on Opsware, the HP Subsidiary will be obligated to purchase the tendered Opsware Shares. In accordance with the Merger Agreement, the HP Subsidiary may also elect to conduct a subsequent offering period to provide additional time for the satisfaction of the conditions to the Tender Offer or to attempt to achieve greater ownership of the outstanding Opsware Shares.  If the HP Subsidiary achieves ownership of at least a majority of the outstanding Opsware Shares through the Tender Offer, under the Merger Agreement the HP Subsidiary will have a “top-up option” to purchase from Opsware at $14.25 per share that number of shares of Opsware common stock that, when added to the number of Opsware Shares already owned by the HP Subsidiary, will constitute more than 90% of the outstanding shares of Opsware common stock.  Such top-up option will not be exercisable if (i) immediately after its exercise of the top-up option, the HP Subsidiary will own less than 90% of the outstanding Opsware common stock; (ii) the number of shares to be issued would exceed the number of Opsware’s total authorized and unissued shares of common stock (after giving effect to shares reserved for issuance under Opsware option plans), or (iii) such exercise is prohibited by, or requires stockholder approval under, applicable law.

Following completion of the Tender Offer and subject to the approval of the Opsware stockholders (if required under the General Corporation Law of the State of Delaware) and the absence of any court order or injunction preventing the Merger, the HP Subsidiary will merge with and into Opsware (“Merger”). Under the Merger Agreement and the General Corporation Law of the State of Delaware, once the HP Subsidiary acquires ownership of 90% of the Opsware Shares through the Tender Offer, including any subsequent offering period, or through the Tender Offer and the exercise of the option discussed above, the HP Subsidiary may conduct a short-form merger to complete the acquisition of Opsware without approval of the Merger by the Opsware stockholders. Upon completion of the Merger, each Opsware Share that is outstanding and that has not been accepted for purchase pursuant to the terms of the Tender Offer will be converted into the right to receive cash in an amount equal to $14.25, without interest and less any applicable withholding taxes, other than Opsware Shares that are held by (a) the HP Subsidiary, HP, any HP subsidiary or Opsware, which will be canceled without consideration, and (b) stockholders, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware.

Opsware has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of Opsware’s business between the date of the Merger Agreement and the closing of the Tender Offer, restrictions on solicitation of proposals with respect to alternative—that is, non-HP—transactions to acquire us, governmental filings and approvals, public disclosures and other matters. The Merger Agreement also contains certain termination rights of HP and Opsware and provides that, upon the termination of the Merger Agreement under specified circumstances, Opsware will be required to pay HP a termination fee of $50.0 million.

On August 20, 2007, the waiting period under the HSR Act applicable to the Tender Offer was terminated and, accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied. On August 28, 2007, HP received antitrust regulatory clearance from the Federal Cartel Office under the Act against Restraints of Competition in Germany and, accordingly, the condition relating to the expiration or termination of the antitrust waiting period in Germany has been satisfied.

If we consummate the Merger, we will become a wholly-owned subsidiary of HP. Accordingly, the remainder of the discussion in this “Overview” section—which assumes we remain a standalone business—should be read with the understanding that should the Merger be completed, HP will have the power to control the conduct of our business.

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

The license revenue recognized under the EDS license was $4.4 million and $8.8 million for the three and six months ended July 31, 2007, respectively, and $4.2 million and $8.4 million for the three and six months ended July 31, 2006, respectively. The services revenue recognized under EDS license was $0.9 million and $1.8 million for the three and six months ended July 31, 2007, and $1.1 million and $2.1 million for the three and six months ended July 31, 2006, respectively.

For the three and six months ended July 31, 2007, EDS accounted for 17% and 18% of our net revenue, respectively.

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

Recent Acquisition

On April 26, 2007, we acquired all of the outstanding stock of iConclude Co, a company located in Bellevue, Washington that engaged in the development of IT process automation software products. Following this acquisition, we now offer Opsware Process Automation System (OPAS) solution. This solution, which is integrated into our Opsware System suite, allows our customers to manage multiple aspects of their IT infrastructure.

For purchase accounting purposes, the transaction was valued at approximately $51.0 million, which includes cash of $29.3 million, 2.9 million shares of our common stock valued at $19.9 million, 0.3 million assumed options with a fair value of $1.2 million, and approximately $0.6 million of direct acquisition costs. The common stock issued in the acquisition was valued using the average closing price of our common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $6.89 per share. In May 2007, approximately $7.7 million of the $29.3 million in cash paid to the iConclude stockholders was deposited in escrow as security for the satisfaction of indemnification claims, if any, made by us under the merger agreement. All funds remaining in this escrow account following 12 months from the date of the acquisition will be distributed to the iConclude stockholders. In addition to the purchase consideration discussed above, the Company agreed to pay, at the time of the acquisition, approximately $1.8 million in cash and to issue approximately $1.6 million of restricted stock to certain iConclude employee stockholders. The cash payments will be released over a weighted-average service period of nine months from the acquisition date and will be recognized as compensation expense over the period earned. The restricted stock awards will vest over a weighted-average period of nine months from the acquisition date and will be recognized as stock-based compensation expense over the period earned.

Results of Operations

License revenue. License revenue consists of fees for term or perpetual licenses.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

License revenue	$21,608	$17,907	$40,990	$33,268
Percentage of total net revenues	66%	71%	67%	71%

License revenue increased by $3.7 million and $7.7 million, or 20.7% and 23.2%, during the three and six months ended July 31, 2007 as compared to the same periods in the prior year. This increase was primarily due to the following factors: greater market acceptance of our products, an increase in our customer base, an increase in sales to existing customers and an increase in purchases of multiple components of our integrated suite of products as compared to the prior period, including sales resulting from the OPAS product that we acquired through the iConclude acquisition in the first quarter of fiscal year 2008. License revenue derived from customers other than EDS increased by approximately 25.7% and 29.7% during the three and six months ended July 31, 2007 as compared with the same period last year.

Due to our revenue recognition policy, a portion of the revenue that we recognize in a particular fiscal quarter may not be based on and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior quarterly periods. Please see the section titled “Critical Accounting Policies” for a description of our revenue recognition policy.

Services revenue. Services revenue consists of fees for annual support and maintenance and professional services.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

Services revenue	$11,006	$7,227	$19,951	$13,862
Percentage of total net revenues	34%	29%	33%	29%

Services revenue increased by $3.8 million and $6.1 million, or 52.3% and 43.9%, during the three and six months ended July 31, 2007, respectively, as compared to the same periods in the prior year. This increase was primarily due to increases in sales of professional services and annual maintenance contracts, each resulting from the growth of our installed customer base.

Costs and Expenses

Cost of license revenue. Cost of license revenue generally consists of royalties related to third-party technologies included in our software.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

Cost of license revenue	$1,900	$360	$2,633	$866
Percentage of total license revenues	9%	2%	6%	3%

This increase of $1.5 million and $1.8 million in cost of license revenue during three and six months ended July 31, 2007, respectively, as compared to same periods in the prior year, was primarily due to an increase in royalties paid to third party vendors as a result of increased license revenue. The level of royalty costs in future periods will be dependent upon our ability to obtain favorable licensing terms for our products that include third party technology and the extent to which we include such third party technology in our product offerings.

Cost of services revenue. Cost of services revenue consists primarily of salaries and related personnel expenses of employees who provide support services to our customers, outsourced contractor fees, facility costs and travel expenses.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

Cost of services revenue	$6,385	$5,096	$12,500	$10,079
Percentage of total services revenues	58%	71%	63%	73%

This increase of approximately $1.3 million and $2.4 million in the cost of services revenue for the three and six months ended July 31, 2007, respectively, as compared to the same periods in the prior year was primarily due to an increase in service-related headcount from 81 on July 31, 2006 to 106 on July 31, 2007 which was necessary to fulfill service obligations resulting from an increase in our customer base.

Amortization of developed technology. The amortization of developed technology was $1.4 million and $2.1 million for the three and six months ended July 31, 2007, respectively, as compared to $0.4 million and $0.8 million for the same periods in the prior year. This increase was due to amortization of developed technology resulting from the acquisition of CreekPath Systems in the third quarter of fiscal year 2007 and the acquisition of iConclude during the first quarter of fiscal year 2008.

Research and development. Research and development expenses consist primarily of salaries and related personnel expenses, fees for consulting services, facility costs and depreciation and amortization of purchased equipment and software.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

Research and development	$11,664	$7,614	$21,762	$14,956
Percentage of total net revenues	36%	30%	36%	32%

This increase of $4.1 million and $6.8 million in research and development expenses for the three and six months ended July 31, 2007, respectively, as compared to the same periods in the prior year was primarily due to an increase in research and development related headcount from 138 on July 31, 2006 to 221 on July 31, 2007 which reflects employees assumed in connection with our CreekPath Systems and iConclude acquisitions as well as additional hiring necessary to meet the current needs of our business.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses, travel expenses, advertising expenses, trade shows and other promotional expenses and facilities costs.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

Sales and marketing	$17,089	$11,946	$31,928	$22,852
Percentage of total net revenues	52%	48%	52%	48%

This increase of $5.1 million and $9.1 million in sales and marketing expenses for the three and six months ended July 31, 2007, respectively, as compared to the same periods prior year was primarily due to an increase in headcount from 118 on July 31, 2006 to 169 on July 31, 2007, fees for third party consulting services and sales commissions.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses, fees for outside professional services, and facility costs.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
($ in thousands)	2007	2006	2007	2006

General and administrative	7,149	4,457	11,631	8,703
Percentage of total net revenues	22%	18%	19%	18%

This increase of $2.7 million and $2.9 million in general and administrative expenses for the three and six months ended July 31, 2007, respectively, as compared to the same periods in the prior year was primarily due to an increase in stock-based compensation expense as a result of stock options issued to iConclude employees in conjunction with the acquisition, costs associated with the HP merger transaction, amortization of contingent consideration related to the iConclude acquisition which is being recognized as compensation expense, and to a lesser extent, an increase in headcount from 52 as of July 31, 2006 to 56 on July 31, 2007.

In-process research and development charges. We expensed $2.7 million in the six months ended July 31, 2007 for in-process research and development (IPR&D) acquired in the purchase of iConclude.  Products that qualify for IPR&D represent those that have not reached technical feasibility and for which no alternative future uses exist at the time of an acquisition.  Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no significant remaining risk relating to the development. iConclude is currently developing the next generation software that qualifies as IPR&D. There is a risk that these developments will not be competitive with other products using alternative technologies that offer comparable functionality. Accordingly, this IPR&D amount was expensed on the acquisition date of iConclude.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through customer revenue, the sale of our securities, the sale of our Managed Services Business, and, to a lesser extent, operating equipment lease financing and capital equipment lease financing. As of July 31, 2007, we had approximately $68.6 million in cash and cash equivalents and restricted cash.

Operating Activities

Net cash provided by operating activities was $3.5 million for the six months ended July 31, 2007 as compared to net cash used in operating activities of $4.5 million for the six months ended July 31, 2006. Net cash provided by operating activities for the six months ended July 31, 2007 was primarily due to a $6.6 million net decrease in accounts receivable due to collection efforts, $2.5 million increase in accounts payable, $3.1 million increase in accrued liabilities related to royalty expense and the HP merger tender offer, partly offset by a $2.6 million decrease in deferred revenue and $1.5 million decrease in prepaid expenses and other assets.

Net cash used in operating activities for the six months ended July 31, 2006 was primarily the result of our net operating loss of $9.6 million, a $5.1 million decrease in deferred revenue, and a $3.2 million increase in accounts receivable, partially offset by non-cash charges of $7.7 million for stock-based compensation.

Investing Activities

Net cash used in investing activities was approximately $32.5 million and $2.4 million for the six months ended July 31, 2007 and July 31, 2006, respectively. Net cash used in investing activities for the six months ended July 31, 2007 was primarily due to $29.9 million cash paid related to the acquisition of iConclude in April 2007 and $3.2 million for purchases of capital equipment related to facilities to accommodate growth in our employee base.

Net cash used in investing activities for the six months ended July 31, 2006 consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $4.6 million and $1.9 million for the six months ended July 31, 2007 and July 31, 2006, respectively. Net cash provided by financing activities for both periods were primarily attributable to proceeds received from the exercise of employee stock options and employee stock purchase plan purchases. We believe that our current cash balances, including cash and cash equivalents and cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.  Nevertheless, we may seek additional capital through the issuance of public and/or private equity if the market permits, equipment lease facilities, bank financings or arrangements with strategic partners to expand our business.  Capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, costs of providing our products and services, the timing and extent of research and development projects and increases in our operating expenses or shortfalls in revenue.  To the extent that existing cash and cash equivalents balances and any cash flows from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.  We cannot be sure that additional financing will be available if necessary or available on reasonable terms.  We may from time to time evaluate potential acquisitions of other businesses, services, products and technologies, which could increase our capital requirements.

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

Our critical accounting policies, which have previously been disclosed in our Form 10-K for the fiscal year ended January 31, 2007, of which one is Revenue Recognition, have not changed significantly in the six months ended July 31, 2007.

Revenue Recognition.  We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” Statement of Position No. 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions” (“SOP 98-9”), and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”  For each transaction, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility of the fee is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all criteria are met. We consider all arrangements with payment terms extending beyond ninety days not to be fixed or determinable in which case revenue is recognized when the payment becomes due.  No customer has a right of return privilege.

Most of our arrangements involve multiple elements (for example, license fees, maintenance and support, and professional services), and we allocate revenue to each component of the arrangement using the residual method, as prescribed by Statement of Position 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions,” based on our vendor specific objective evidence (VSOE) of fair value of the undelivered elements.  This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements.  The residual arrangement fee is then allocated to the delivered element or elements, which is generally software license fees.  VSOE of fair value for the ongoing maintenance and support obligations (post contract support or PCS) within an arrangement is based upon the price charged the customer when PCS is sold separately.  VSOE of fair value of consulting and training services is based upon hourly rates and per unit pricing, respectively, charged under separate sales of these services to customers in stand alone transactions. VSOE of the fair value of TON is determined by reference to the price paid by our customers when TON is sold separately.

License revenue consists of license fees charged for the use of our products under perpetual or term license arrangements.  We recognize license revenue for perpetual licenses using the residual method after all elements other than PCS and professional services have been delivered, provided that all of the criteria for revenue recognition, as discussed above, are met.  Generally, these criteria are met at the time of delivery of the software to the customer.  We recognize revenue under term licenses on a straight-line basis over the term of the arrangement once the criteria for revenue recognition have been met.  If an arrangement includes a software acceptance provision, revenue is deferred until the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Services revenue consists of revenue from PCS, TON and professional services agreements.  PCS agreements include ongoing customer support and rights to product updates and upgrades, if-and-when-available.  TON is a subscription service that complements certain of our software products by providing ongoing updates, when-and-if-available, of security alerts.  Revenue under PCS and TON arrangements is recognized ratably using the straight-line method over the period that PCS and TON are provided (generally, one year).  Professional services revenue consists of fees charged for product training and consulting services.  Consulting services are generally accounted for separately from the software license because the services qualify for separate accounting under SOP 97-2.  We provide basic software installation services under fixed-fee arrangements wherein we will estimate proportional performance under these contracts on a monthly basis utilizing hours incurred to date relative to the total estimated hours to complete the project. If there is uncertainty about the project being completed or payment being received for the services, revenue is deferred until the uncertainty is resolved. The more significant factors considered in determining whether the services should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of service milestones or acceptance criteria on the realizability of the software license fee.  Revenues for consulting services that qualify for separate accounting are generally recognized as the services are performed.  If services do not qualify for separate accounting, the software license revenue is generally recognized together with the consulting services using contract accounting (percentage-of-completion or the completed-contract method). We generally do not enter into arrangements that call for significant production, modification, or customization of its software and, therefore, the services provided by us are not by their nature essential to the functionality of our software.  Accordingly, we have not recognized material amounts of revenue using the contract method of accounting.  On occasion, software license arrangements require us to provide implementation and/or additional consulting services necessary to meet customer-specific acceptance criteria or milestones. Typically, arrangement fees will not be due and payable until the performance milestone(s) are met and customer acceptance obtained.  In these circumstances, revenue is recognized when the milestone(s) are met and customer acceptance obtained and costs of delivering the services are expensed as incurred. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; or (3) where the software license payment is tied to the performance of consulting services.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer, as of July 31, 2007, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to provide reasonable assurance that the objectives for which they are designed will be achieved.

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

ITEM 1A.          RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. As discussed above, we have entered into the Merger Agreement pursuant to which we are to be acquired by Hewlett-Packard. If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither we nor Hewlett-Packard elects to exercise our respective termination rights, the Merger will occur and we will cease to be a standalone business. Rather, we will be a wholly-owned subsidiary of Hewlett-Packard as of the effective time of the Merger. Accordingly, the risk factors below, except the risk factors related to the acquisition by Hewlett-Packard, should be read with the understanding that such risk factors would affect a holder of our common stock only in the event that the Merger is not consummated and we remain a standalone, publicly traded company.

As a result of the Tender Offer, our stock has been trading within a narrow price range, which could limit possible returns on any new investment in our common stock.

On July 20, 2007, we entered into the Merger Agreement with HP pursuant to which HP, through the HP Subsidiary, commenced a tender offer of $14.25 per share to acquire all of the outstanding shares of our common stock. Under the terms of the Merger Agreement, following the expiration of the Tender Offer, the HP Subsidiary will merge with and into Opsware and we will become a wholly-owned subsidiary of HP, thus ending our existence as a standalone company.

Beginning with the first trading date following the announcement of the Merger Agreement, July 23, 2007, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low of $13.67 on August 16, 2007 to a high of $14.23 on August 29, 2007. This constricted trading range surrounding the tender offer price is typically seen in tender offer acquisitions such as ours, where the trading market perceives both the risk of one or more competing tender offers to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range around $14 per share is likely to continue until the closing of the Merger. Such a narrow trading range, together with the expected $14.25 per share cash payment to be paid to all stockholders in connection with the acquisition as provided in the Merger Agreement, would very likely limit the returns, if any, on any investment in our common stock.

Because the Tender Offer has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

The obligation of HP and the HP Subsidiary to consummate the Tender Offer and the Merger is subject to certain conditions, including the absence of the occurrence of any material adverse effect on Opsware prior to the consummation of the Tender Offer. If the conditions set forth in the Merger Agreement are not met or waived, the acquisition of us by HP may not occur. These conditions are set forth in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on July 23, 2007. We cannot ensure that each of the conditions to the consummation of the Tender Offer and the Merger set forth in the Merger Agreement will be satisfied.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business. For example, to the extent that our announcement of the acquisition creates uncertainty among customers or resellers such that they cancel orders or terminate their respective agreements with us, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, resellers and others. In addition, our financial results could be below the expectations of market analysts, which could cause a decline in our stock price.

If the acquisition is terminated, under certain circumstances, we would be required to pay HP a termination fee of $50.0 million. In addition to such adverse consequence and the possible adverse effects resulting from the announcement of the Merger Agreement, if the acquisition is not consummated we would expect to suffer a number of further consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following effects:

•                  the price of our common stock would likely decrease since our current market price reflects a market assumption that the Tender Offer and the Merger will be completed;

•                  we may experience difficulties in attracting customers and resellers due to changed perceptions about our competitive position, our management, or other aspects of our business;

•                  we may not be able to find another buyer willing to pay an equivalent or higher price per share, in an alternative acquisition transaction, than the price offered by HP;

•                  we would remain liable for significant costs related to the acquisition, such as legal, accounting and investment banking fees;

•                  activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain;

•                  we may not be able to retain key employees or attract new employees in areas of growth or need; and

•                  we may not be able to maintain effective internal control over financial reporting due to employee departures.

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

Our quarterly sales to customers other than EDS, and consequently the revenues that we recognize in current or subsequent quarters, are especially subject to fluctuation because they normally depend on the completion of a small number of relatively large license transactions. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter, and more difficult to predict, because the loss or delay of any particular large order is significant. As a result, our operating results could be adversely impacted if any large orders are delayed or canceled in any future period. In addition, this dependence on large orders in a given quarter can cause significant fluctuation in certain other operating result, including the customer concentration and segment information reported in Notes 1 and 8 to the condensed consolidated financial statements, respectively.

If we fail to maintain or achieve benefits from our existing distribution channels or fail to develop additional channels in the future, our financial results may suffer.

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

Our operating results are significantly impacted by our relationship with EDS and will continue to be so for the foreseeable future. In August 2002, we entered into a three-year, $52.0 million license and maintenance agreement with EDS. In August 2004, we entered into an amendment of our license and maintenance agreement with EDS whereby EDS agreed to extend the term of the agreement through March 2008 and committed to pay minimum additional license and maintenance fees of approximately $50.0 million over the term of the extended license. For the six months ended July 31, 2007, EDS accounted for 18% of our net revenue. If our relationship with EDS were to deteriorate, or if EDS’s own financial position were to deteriorate, our business and results of operations would be adversely affected.

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

Revenue from international customers accounts for a meaningful portion of our revenue, and we plan to increase our international sales efforts in the future. Revenue from international customers accounted for 20% and 15% of our net revenue during the three and six months ended July 31, 2007. Expanding internationally requires significant management attention and financial resources, and we may not generate sufficient revenues to cover these expenses. For any such expansion, we will also need to, among other things, expand our international sales force and operations, expand our international sales channel management and support organizations and develop relationships with international service providers and additional distributors and system integrators. In addition, as international operations become a larger part of our business, we could encounter, on average, greater difficulty with collecting accounts receivable, longer sales cycles and collection periods, greater seasonal reductions in business activity and increased tax rates. Furthermore, products may need to be localized or customized to meet the needs of local users, before they can be sold in certain foreign countries. Developing localized versions of our products for foreign markets is difficult and could take longer than we anticipate.

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

In the course of our business, any actual or perceived noncompliance with laws and regulations may subject us to claims and litigation. The expense of defending such litigation, regardless of its merits, may be costly and divert management’s attention from the day-to-day operations of our business. In addition, the outcome of any claims or litigation may be difficult to predict and could have an adverse impact on our business, operating results and financial condition.

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

We use what we believe to be open source software in our products and may use more of this software in the future. As a result, we could be subject to suits by third parties claiming ownership of what we believe to be open source software or we could be found to be non-compliant with the terms and conditions of the open source licenses that we use. Any non-compliance could result in litigation or loss of the right to use this software. In addition, potential customers may delay or decline a purchase of technology involving open source software, and open source license terms may result in unanticipated obligations for our customers or us.

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

Our business could suffer if we are unable to retain our executive officers or key technical personnel or if our directors, officers or key personnel are affected by negative publicity.

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

Our future success depends on our ability to hire and retain highly qualified technical, sales and managerial personnel. Our failure to hire and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and by reducing the rate at which we can increase revenue. As our customer base and revenue have grown, we have needed to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel in the future. We could also encounter difficulty in hiring due to the pending status of our acquisition by Hewlett-Packard and the resulting uncertainties that prospective employees might have about employment with us. In addition to these challenges, our current financial plans depend upon substantially increasing our sales force in the coming year.

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

As of August 31, 2007, our officers and directors and their affiliates beneficially own, in the aggregate, approximately 16.7% of our common stock. These stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of certain large stockholders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these stockholders could approve transactions or agreements that would not otherwise be approved by other stockholders generally. Certain of our stockholders may submit stockholder proposals or engage in other forms of more active participation in our corporate governance.  Such activities could distract the focus of our management and board of directors from other opportunities and challenges.

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

None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 26, 2007 in Sunnyvale, California. Of the 105,427,233 shares outstanding as of the record date, holders of 97,223,123 shares were present or represented by proxy. The results of the voting on the matters submitted to the stockholders are as follows:

1.    To elect two Class I directors to serve until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Abstained	Withheld

Benjamin A. Horowitz	82,474,870	0	14,748,253

Simon M. Lorne	79,025,453	0	18,197,670

The other Opsware directors whose term of office continued after the 2007 Annual Meeting of Stockholders are Marc Andreessen, William Campbell, Michael Ovitz and Michelangelo Volpi.

2     To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2008.

Votes for:	96,526,649

Votes against:	74,154

Abstained:	622,319

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

(a)   Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.01	Agreement and Plan of Merger, dated as of July 20, 2007, among Hewlett-Packard Company, Orca Acquisition Corporation and Opsware Inc.	8-K	000-32377	07-23-07	2.01

4.01	Form of Tender and Stockholder Support Agreement, among Hewlett-Packard Company, Orca Acquisition Corporation and each of the directors and executive officers of Opsware Inc.	8-K	000-32377	07-23-07	4.01

10.01	Executive Change in Control Policy of Opsware Inc. approved by the Compensation Committee of the Board of Directors of Opsware Inc. on February 28, 2007					X

10.02	Transitional Employment and Separation Agreement between Opsware Inc. and James Adkins dated June 11, 2007					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

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

OPSWARE INC.
/s/ David F. Conte
David F. Conte
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Dated: September 7, 2007

EXHIBIT INDEX

Incorporated By Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.01	Agreement and Plan of Merger, dated as of July 20, 2007, among Hewlett-Packard Company, Orca Acquisition Corporation and Opsware Inc.	8-K	000-32377	07-23-07	2.01

4.01	Form of Tender and Stockholder Support Agreement, among Hewlett-Packard Company, Orca Acquisition Corporation and each of the directors and executive officers of Opsware Inc.	8-K	000-32377	07-23-07	4.01

10.01	Executive Change in Control Policy of Opsware Inc. approved by the Compensation Committee of the Board of Directors of Opsware Inc. on February 28, 2007					X

10.02	Transitional Employment and Separation Agreement between Opsware Inc. and James Adkins dated June 11, 2007					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X

*       This exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Opsware Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.